Form 10QSB
period 1996-06-30
BERTHEL FISHER & CO LEASING INC
filed 1996-08-14
CIK 1002918

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


                        Commission file number 33-98346C

                     Berthel Fisher & Company Leasing, Inc.
                    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

                 Iowa                           42-1312639
      -----------------------------    ---------------------------------
     (State or other jurisdiction      (IRS Employer Identification No.)
     of incorporation or organization)


           425 Second Street SE  Suite 600  Cedar Rapids, IA  52401
           ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (319)365-2506
                          ---------------------------
                          (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 400,000 shares of Class A
common stock.                                      -------

Transitional Small Business Disclosure Format (Check one):  Yes    No  X
                                                                ---   ---

                     BERTHEL FISHER & COMPANY LEASING, INC.

                                     INDEX



Part I.   FINANCIAL INFORMATION
- - --------------------------------

Item 1.  Financial Statements (unaudited).

          Balance sheet - June 30, 1996

          Statements of operations - three months ended June 30, 1996 and three months ended June 30, 1995. Six months ended June 30, 1996 and six months ended June 30, 1995.

          Statements of cash flows - six months ended June 30, 1996 and six months ended June 30, 1995.

Item 2. Management's discussion and analysis of financial condition and results of operations.



Signatures

                     BERTHEL FISHER & COMPANY LEASING, INC.
                           BALANCE SHEET (UNAUDITED)
                                 JUNE 30, 1996

                                     ASSETS

Cash and cash equivalents                                     $   360,266


Net investment in direct financing leases (Note 4)              7,854,216
Notes receivable                                                7,838,114
Allowance for possible lease and notes receivable losses         (322,349)
                                                              -----------
Direct financing leases and notes receivable, net              15,369,981
Other assets                                                    1,671,440
                                                              -----------

  Total assets                                                $17,401,687
                                                              ===========


                     LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
  Note payable under line-of-credit (Note 3)                  $ 9,696,110
  Long-term debt (Note 3)                                       6,057,106
  Other liabilities                                               872,597
                                                              -----------


  Total liabilities                                          $ 16,625,813

Commitments and contingencies (Note 7)
Redeemable class B nonvoting convertible stock (Note 5)
  No par value
  Authorized shares --- 100,000
  Issued and outstanding shares --- 75,500                        718,893

Stockholder's equity:
 Class A common stock
  No par value
  Authorized shares --- 1,000,000
  Issued and outstanding shares --- 400,000                         1,000
  Additional paid-in-capital (Note 3)                               1,758
Retained earnings                                                  54,223
                                                              -----------
  Total stockholder's equity                                       56,981
                                                              -----------

  Total liabilities and stockholder's equity                  $17,401,687
                                                              ===========


See Accompanying Notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENT OF OPERATIONS (UNAUDITED)


                                                   Three Months Ending
                                                         June 30
                                                 ----------------------
                                                    1996          1995
                                                 ---------      --------
Revenue:
Income from direct financing leases             $  258,551     $ 245,180
Management and lease acquisition fees
  from affiliates                                  196,623       288,128
Interest income                                    280,028       203,407
Gain on early terminations                          82,679        65,878
Other revenues                                      41,948        70,308
                                                 ---------     ---------

Total revenues                                     859,829       872,901


Expenses:
Employment compensation and benefits               227,635       200,396
Management fees to affiliates                      144,311       168,844
Interest expense                                   402,795       291,857
Other expenses                                     233,161       309,277
                                                 ---------     ---------

Total expenses                                   1,007,902       970,374
                                                 ---------     ---------

Loss before income taxes                          (148,073)      (97,473)
Income tax credit                                  (52,707)      (33,141)
                                                 ---------     ---------

Net loss                                           (95,366)      (64,332)
Less net income attributable to class B stock            0             0
                                                 ---------     ---------
Net loss attributable to class A common stock   $  (95,366)    $ (64,332)
                                                 ---------     ---------
Loss per common share                            ---------     ---------

 Primary                                        $     (.24)    $    (.16)
 Fully Diluted                                  $     (.24)    $    (.16)



See Accompanying Notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENT OF OPERATIONS (UNAUDITED)

                                                     Six Months Ending
                                                          June 30
                                                --------------------------
                                                  1996             1995
                                                ----------       ----------
Revenue:
Income from direct financing leases             $  545,061       $  476,496
Management and lease acquisition fees
  from affiliates                                  399,850          633,131
Interest income                                    542,166          334,891
Gain on early terminations                         198,109           67,582
Other revenues                                      74,530           94,221
                                                ----------       ----------

Total revenues                                   1,759,716        1,606,321


Expenses:
Employment compensation and benefits               422,826          366,798
Management fees to affiliates                      291,925          333,549
Interest expense                                   806,879          541,053
Other expenses                                     442,135          503,227
                                                ----------       ----------

Total expenses                                   1,963,765        1,744,627
                                                ----------       ----------

Loss before income taxes                          (204,049)        (138,306)
Income tax credit                                  (72,319)         (47,024)
                                                ----------       ----------

Net loss                                          (131,730)         (91,282)
Less net income attributable to class B stock          -0-              -0-
                                                ----------       ----------

Net loss attributable to class A common stock   $ (131,730)      $  (91,282)
                                                ==========       ==========

Loss per common share
  Primary                                       $     (.33)      $     (.23)
  Fully Diluted                                 $     (.33)      $     (.23)


See Accompanying Notes

                    BERTHEL FISHER & COMPANY LEASING, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                                      SIX MONTHS ENDED
                                                           JUNE 30, 1996            JUNE 30,1995
                                                           -------------------------------------
OPERATING ACTIVITIES
Net (Loss)                                                  $  (131,730)            $   (91,282)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Amortization                                                    41,355                  46,738
 Provision for uncollectible accounts                            85,014                  40,590
 Gain on early termination of leases and notes                 (198,109)                 (2,695)
 Gain on redemption of Class B non-voting
    convertible stock                                                -0-                (27,280)
 Gain on redemption of convertible preferred
    stock of subsidiary                                              -0-                (20,447)
 Gain on sale of monitoring contracts                                -0-                (65,585)
 Depreciation                                                    36,418                  14,997
 Changes in operating assets and liabilities:
    Recoverable/payable under tax allocation agreement          (56,859)                (34,974)
    Other assets                                                (31,675)                 37,100
    Trade accounts payable                                     (174,846)                350,420
    Accrued expenses                                            (61,516)               (117,851)
                                                              ---------               ---------
Net cash provided by (used in) operating activities            (491,948)                129,731

INVESTING ACTIVITIES
Purchases of equipment for direct financing leases           (6,139,723)             (2,491,830)
Repayments of direct financing leases                         1,028,145               1,275,817
Proceeds from sale or early termination of
 direct financing leases                                      5,290,716                 125,967
Issuance of notes receivable                                 (3,394,584)             (1,510,100)
Repayments of notes receivable                                  921,342                 353,124
Proceeds from early termination of notes receivable           1,599,619                      -0-
Distributions from (investments in) limited partnersships       414,444                 (39,144)
Net lease security deposits collected(repaid)                   112,365                  25,967
Purchases of furniture and equipment                            (87,907)                (56,733)
Payments from monitoring contracts                                   -0-                535,742
                                                              ---------               ----------
Net cash provided by (used in) investing activities            (255,583)             (1,781,190)

                    BERTHEL FISHER & COMPANY LEASING, INC.
                           STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)




FINANCING ACTIVITIES
Net proceeds from (repayments) of notes payable          1,120,610                  2,179,456
Proceeds from issuance of long term debt                 1,316,792                  1,204,080
Repayments of long term debt                            (1,483,455)                (1,471,882)
Redemption of convertible preferred stock
   of subsidiary                                               -0-                   (129,510)
Redemption of Class B non-voting convertible stock             -0-                   (172,720)
Cash dividends paid on Class B non-voting
   convertible stock                                           -0-                   (114,600)
                                                       -----------               ------------
Net cash provided by financing activities                  953,947                  1,494,824
                                                       -----------               ------------
Net increase (decrease) in cash and cash equivalents       206,416                   (156,635)
Cash and cash equivalents at beginning of period           153,849                    374,826
                                                       -----------               ------------
Cash and cash equivalents at end of period             $   360,265               $    218,191
                                                       ===========               ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                              $   792,341                 $  500,239
 Income taxes                                                4,170                    116,519
Noncash investing and financing activities:
 Amortization of Class B nonvoting convertible
  stock issuance costs                                       4,017                      4,012


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principle for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission.

2.   ORGANIZATION

     Berthel Fisher & Company Leasing, Inc. (the "Company") is a wholly-owned subsidiary of Berthel Fisher & Company (the "Parent"). During the year ended December 31, 1993, the Company formed a wholly-owned subsidiary, Security Finance Corporation. Security Finance Corporation was established to provide financing services to the home security industry. During 1995, all assets and liabilities of Security Finance Corporation were assumed by the Company, and Security Finance Corporation was subsequently dissolved. During the year ended December 31, 1994, the Company formed a wholly-owned subsidiary, Communications Finance Corporation. All of the assets and liabilities of Communications Finance Corporation have been assumed by the Company. The Company intends to keep Communications Finance Corporation as a shell for use in future financing transactions.

     The Company is the general partner in two limited partnerships, Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund X, L.P. ("TIF X"). The Company accounts for its general partnership interests in TIF IX and TIF X under the equity method of accounting. (See Note 6).

3.   CREDIT ARRANGEMENTS

     The Company has a note payable consisting of a line-of-credit agreement with a bank. The amount available to borrow under the line-of-credit is limited to 85% of its qualified accounts (primarily leases and notes receivable) at June 30, 1996, which limit must be reduced to 75% by August 31, 1996 or earlier upon the occurrence of certain events, as defined in the agreement, but in no case can exceed $10 million. The advance rate was 78 1/2% of qualified accounts at July 31, 1996. The line-of-credit bears interest at prime plus 1.7% and is collateralized by substantially all of the Company's assets. The line-of-credit agreement is guaranteed by the Company's Parent and a major stockholder of the Company's Parent. The loan agreement contains various restrictive covenants including, among others, covenants that restrict dividend payments except to Class B stockholders and requires the Company to maintain certain financial ratios including a total liabilities to tangible net worth ratio, as defined in the agreement, of not greater than 3.0. As of June 30, 1996, the company's ratio was 2.8.

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


3. CREDIT ARRANGEMENTS (CONTINUED)
     Long-term debt at June 30, 1996 consists of:

   Collateral trust bonds, 9% to 9.5%, maturing through 1997                      $     52,111
   Installment loan agreements to banks, 7.75% to 11%, maturing through April 2000, collateralized by net investment in certain
     direct financing leases                                                      $  2,137,746
   Subordinated notes payable, interest of 9.5% to 10%, maturing 2001 and 2004, generally subordinate to all direct and guaranteed third party
     debt of the Company                                                              $877,269
   Unsecured subordinated debentures, interest of 11% to 12%,
   maturing in September 1998                                                         $725,000
   Subordinated debenture to the Parent, interest of 3% over
     prime (11.5% at June 30, 1996), due 2005, generally
     subordinated to all direct and guaranteed debt of the Company                $  2,264,980
                                                                                  ------------
                                                                                  $  6,057,106
                                                                                  ============



     The collateral trust bonds have a first security interest in certain equipment leases and are redeemable by the bond holder at any time after one year from the date of issuance subject to certain limitations as defined in the agreements, including a maximum redemption in any one year of 5% of the total principal balance outstanding.

     In June, 1996, the Company began raising funds through an effective registration statement for subordinated notes under Form SB-2 filed with the Securities and Exchange Commission. Through June 30, 1996, the Company had raised $879,000 under this offering on a best efforts basis. The subordinated notes payable are subordinate to all indebtedness secured by assets of the Company but are senior in right of payment to debt held by the Parent.
Each subordinated note is issued with a detachable warrant which entitles the holder to purchase 11 shares of Class A common stcck of the Company. Each warrant has been assigned a value of $2 by the Company which amount is carried as additional paid in capital. This amount will be amortized over the life of the associated subordnated notes to increase the carrying value of the subordinated notes to their full redemption value at maturity.

4. NET INVESTMENT IN DIRECT  FINANCING LEASES

     The Company's net investment in direct financing leases at June 30, 1996 consists of:


Minimum lease payments receivable                           $ 9,104,024
Estimated unguaranteed residual values                      $   851,996
Unamortorized initial direct costs                          $   139,087
Unearned income                                             $(2,240,891)
                                                            ------------
                                                            $ 7,854,216
                                                            ============

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


5. CLASS B NONVOTING CONVERTIBLE STOCK

     The Company's Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B nonvoting convertible is convertible on a one-for-one basis up to a maximum of 20% of the Class A common stock of the Company after conversion. The stock is redeemable at $10 per share for a 30-day period after the tenth anniversary of the issuance date (April, 1990 to September, 1991) at the option of the holder. Shares which are not redeemed during that time are automatically converted to Class A common stock on a one-for-one basis. The following summarizes the amounts pertaining to the Class B nonvoting convertible stock as set forth in the balance sheets at June 30, 1996:


 Class B nonvoting convertible stock (no par value-authorized
   100,000 shares, issued and outstanding 75,500 shares) at
   redemption or liquidation value                                $   755,000
 Unamortorized stock issuance costs                               $   (36,107)
                                                                  -----------
                                                                  $   718,893
                                                                  ===========

During the six months ended June 30, 1995, the Company allowed redemptions aggregating $200,000 outside the standard terms of the stock agreement. This redemption resulted in a gain of $27,270 which was recorded directly to retained earnings together with a gain of $20,457 on the redemption of preferred stock of its former subsidiary, Security Finance Corporation.

6. INVESTMENT IN LIMITED PARTNERSHIPS


Combined summarized income statement information for TIFIX and TIFX is as follows:

                                              SIX  MONTHS ENDED  JUNE 30
                                              --------------------------
                                              1996                   1995
                                              ----                   ----
   Income from direct financing leases     $  3,057,813         $  3,194,321
   Other revenue                           $    388,563         $     70,308
   Provision for possible losses           $   (782,549)        $   (123,841)
   Expenses                                $ (1,593,511)        $ (1,090,734)
                                           ------------         ------------
   Net income                              $  1,070,316         $  2,050,054
                                           ============         ============
   Net income per partnership unit:
    TIFIX                                  $       9.80         $      12.39
    TIFX                                   $       4.47         $      13.34

7. COMMITMENTS AND CONTINGENCIES

     The Company has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFIX. The line-of-credit agreement allows TIFIX to borrow the lesser of $6.25 million or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $4,811,211 at June 30, 1996. The agreement matures on November 30, 1997, and is cancelable by the lender after giving 90-day notice and is secured by substantially all assets of TIFIX. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

                     BERTHEL FISHER & COMPANY LEASING, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)



The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFX. The line-of-credit agreement allows TIFX to borrow the lesser of $7.25 million or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $5,780,852 at June 30, 1996. The agreement matures on November 30, 1997, and is cancelable by the lender after giving 90-day notice and is secured by substantially all assets of TIFX. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

     The Company has also guaranteed amounts outstanding under installment loan agreements of TIFIX and TIFX totaling $2,802,995 at June 30, 1996. The agreements are collateralized by certain direct financing leases and a second interest in all assets of TIFIX and TIFX.

     In May, 1996, the Company exercised its right to manage the assets financed for a customer under a note receivable due to default under the agreement. The note receivable balance at the time the assets were repossessed approximated $437,000 which amount has been reclassified to furniture and equipment and is being depreciated on a straight-line basis over its estimated
remainig useful life.   This equipment is currently being serviced for the
Company under a short-term management agreement. The Company's intent is to sell the equipment or lease the equipment to a new lessee. The Company expects to incur a loss approximating $50,000 upon the sale or lease of this equipment. Although there can be no assurances, management believes the Company's allowance for possible losses is sufficient to cover any potential losses with respect to this equipment. The Company's allowance for possible losses has not yet been charged for this estimated loss due to ongoing negotiations with a potential purchaser.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total revenues in the six months ended June 30, 1996 have increased approximately 10% over the same period in 1995. This increase is attributable to increases in lease income, interest income and gains on early termination of leases and notes receivable. Collectively, these three components increased 46% over the same period in 1995. The primary offset to these increases was the 36% decrease from 1995 to 1996 in management and lease acquisition fees the Company receives from the limited partnerships for which it serves as the general partner.

Lease and interest income have continued to increase as the Company's net investment in direct financing leases and its notes receivable have increased. Gains on early termination of leases have increased due to sales of approximately $4 million of net investment in direct financing leases by the Company in the first six months of 1996 to provide the Company the capacity to continue to originate new business. These sales by the Company resulted in gains of approximately $35,000 in the first six months of 1996 whereas, the Company did not make such sales in the first six months of 1995. In addition, certain lease and note receivable customers opted to pay off their leases and notes prior to full term resulting in gains to the Company of approximately $163,000 in the first six months of 1996 compared to approximately $68,000 in
1995.   Management of the Company believes lease and interest income will continue to increase as proceeds from sales of the Company's subordinated notes registered under Form SB-2 enable the Company to originate new leases and notes receivable and thus, provide sufficient cash flow to avoid further sales of the Company's lease portfolio.

Management and lease acquisition fees represent fees paid to the Company by Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund X, L.P. ("TIF X"). The Company earns management fees from TIF IX and TIF X based upon lease rentals received by the partnerships. Management fees decreased approximately $102,000 or 20% in the first six months of 1996 as compared to the same period in 1995 due primarily to early termination of leases in 1996 as well as delinquent lease payments from lessees in 1996. Management of the Company estimates that management fees from TIF IX and TIF X will remain consistent throughout the remainder of 1996 due to increased lease originations in the partnerships. Lease acquisition fees were approximately $131,000 in the first six months of 1995 while they were $0 in 1996. The Company earned lease acquisition fees equal to 4% of the cost of equipment in leases originated for TIF IX and TIF X initial lease originations. The acquisition fee was only payable to the Company on leases originated and funded with original debt and equity funds of TIF IX and TIF X and not on reinvested capital. The Company ceased earning acquisition fees from TIF IX in 1994 and TIF X in April, 1995 when their respective original equity and debt funds were fully utilized and originations began to be funded with reinvested capital.

Total expenses during the six months ended June 30, 1996 increased approximately 13% over the same period in 1995. This increase is attributable to a 49% increase in interest expense and a 15% increase in employee compensation and benefits while being offset by 12% decreases in both management fees and other expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increased interest expense is a result of the Company increasing the size of its lease and note receivable portfolio from $11.7 million at June 30, 1995 to $15.4 million at June 30, 1996 using its line-of-credit and other debt proceeds. Employee compensation and benefits has increased over the prior year due to the addition of personnel to facilitate and service the increased portfolio.

The Company pays its parent one-half of the management fees it receives from TIF IX and TIF X. The management fee income decrease of approximately $102,000 as described above, therefore, resulted in an approximate $51,000 decrease in managment fee expense. The decrease in other expenses is due primarily to the sale in 1995 of alarm monitoring contracts, and thus the elimination of the associated costs of approximately $82,000, which were held by the Company's former subsidiary, Security Finance Corporation.

In May, 1996, the Company exercised its right to manage the assets financed for a customer under a note receivable due to default under the agreement. The note receivable balance at the time the assets were repossessed approximated $437,000 which amount has been reclassified to furniture and equipment and is being depreciated on a straight-line basis over its estimated remainig useful
life.   This equipment is currently being serviced for the Company under a short-term management agreement. The Company's intent is to sell the equipment or lease the equipment to a new lessee. The Company expects to incur a loss upon the sale or lease of this equipment. Although there can be no assurances, management believes the Company's loss reserve is sufficient to cover any potential losses with respect to this equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon debt financing to originate its leases and notes receivable. The Company has a $10 million revolving line-of-credit with
2 banks with an expiration date of November, 1997.   The Company is currently
in negotiations with another bank to provide an additional $5 million through a
participation in the existing line-of-credit.   The Company will also "match
fund" leases by executing a note payable with a bank for a specific lease. At June 30, 1996, the Company has notes payable of approximately $2.1 million payable to banks for these "match fundings" with these notes due in varying monthly payments through June, 2001.

The Company has also raised funds via private placement debt offerings. At June 30, 1996, the Company is obligated under private placement debt offerings of approximately $3 million, including $2,264,980 payable to its parent. The amount due the parent is payable in 2005 while the other obligations are due at various dates through 1998.

In June, 1996, the Company began raising funds through a public offering of subordinated notes under a Form SB-2 registration statement filed with the Securities and Exchange Commission. Through June 30, 1996, the Company had raised $879,000 under this offering and approximately $1.9 million had been raised through July 31, 1996. These subordinated notes are offered in two series, Series A which pays interest on a monthly basis at an annual rate of 9.5% and the notes are due 5 years from issuance. Series B pays interest on a monthly basis at an annual rate of 10% and the notes are due 8 years from issuance.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    BERTHEL FISHER & COMPANY LEASING, INC.
                    --------------------------------------
                       (Registrant)



Date   August  13, 1996          /s/ David R. Harvey
       ----------------          ------------------------------
                                     David R. Harvey, President


Date   August 13, 1996           /s/ R. Brooks Sherman, Jr.
       ---------------           --------------------------------------
                                     R. Brooks Sherman, Jr.,
                                     Chief Financial Officer, Treasurer