Form 10QSB
period 1996-09-30
BERTHEL FISHER & CO LEASING INC
filed 1996-11-13
CIK 1002918

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


                        Commission file number 33-98346C

                     Berthel Fisher & Company Leasing, Inc.
                    (Exact name of small business issuer as
                           specified in its charter)

                Iowa                               42-1312639
     -------------------------------   ---------------------------------
     (State or other jurisdiction       (IRS Employer Identification No.)
     of incorporation or organization)

           425 Second Street SE Suite 600 Cedar Rapids, IA  52401
           ------------------------------------------------------
                    (Address of principal executive offices)

                                 (319)365-2506
                          --------------------------
                          (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes    X
No                                                                        ---
   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 400,000 shares of Class A common stock
Transitional Small Business Disclosure Format (Check one):  Yes     No X
                                                                ---   ---

                     BERTHEL FISHER & COMPANY LEASING, INC.

                                     INDEX



Part I.   FINANCIAL INFORMATION


                  Item 1.  Financial Statements (unaudited).

                            Balance sheet - September 30, 1996


        Statements of operations - three months ended September 30, 1996 and three months ended September 30, 1995. Nine months ended September 30, 1996 and nine months ended September 30, 1995.

     Statements of cash flows - nine months ended September 30, 1996 and nine months ended September 30, 1995.

Item 2. Management's discussion and analysis of financial condition and results of operations.

Part II.   OTHER INFORMATION


                   Item 3.  Defaults on Securities

                   Item 6.  Exhibits and Reports on Form 8-K



Signatures

                     BERTHEL FISHER & COMPANY LEASING, INC.
                           BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 1996

<Captiom>


                                     ASSETS
Cash and cash equivalents                                                    $                0

Net investment in direct financing leases (Note 4)                                   11,973,940
Notes receivable                                                                      7,229,475
Allowance for possible lease and notes receivable losses                               (560,211)
                                                                             ------------------
Direct financing leases and notes receivable, net                                    18,643,204
Other assets                                                                          2,275,809
                                                                             ------------------
     Total assets                                                            $       20,919,013
                                                                             ==================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

liabilities:
Outstanding checks in excess of cash balances                                $           96,943
Note payable under line-of-credit (Note 3)                                            9,903,179
Long-term debt (Note 3)                                                               8,451,167
Amount payable under lease participation agreement (Note 4)                             805,930
Other liabilities                                                                     1,159,162
                                                                             ------------------

     Total liabilities                                                               20,416,381
Commitments and contingencies (Note 7)
Redeemable class B nonvoting convertible stock (Note 5)
 No par value
 Authorized shares --- 100,000
 Issued and outstanding shares --- 75,500                                               720,899
Stockholder's equity:
 Class A common stock
   No par value
   Authorized shares --- 1,000,000
   Issued and outstanding shares --- 400,000                                              1,000
   Additional paid-in-capital - warrants (Note 3)                                         5,918
Accumulated deficit                                                                    (225,185)
                                                                             ------------------
     Total stockholder's deficit                                                       (218,267)
                                                                             ------------------
     Total liabilities and stockholder's equity                              $       20,919,013

                                                                             ==================


See Accompanying Notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENT OF OPERATIONS (UNAUDITED)



                                                    Three Months Ending
                                                        September 30
                                                    1996           1995
                                                  -----------------------
Revenue:
Income from direct financing leases               $ 332,817      $213,026
Management and lease acquisition fees from
 affiliates                                         218,984       258,470

Interest income                                     266,965       147,677
Gain on early terminations                            6,290        28,722
Other revenues                                       31,914       160,693
                                                   --------      --------

Total revenues                                      856,970       808,588

Expenses:
Employment compensation and benefits                217,969       217,101
Management fees to affiliates                       152,492       174,274
Interest expense                                    440,272       287,756
Provision for possible losses                       239,349        37,005
Other expenses                                      229,210       199,160
                                                  ---------      --------

Total expenses                                    1,279,292       915,296
                                                  ---------      --------

Loss before income taxes                           (422,322)     (106,708)
Income tax credit                                  (144,921)      (35,320)
                                                   --------      --------
Net loss                                           (277,401)      (71,388)
Less net income attributable to class B stock             0             0
                                                  ----------     --------

Net loss attributable to class A common stock     $(277,401)     $(71,388)

Loss per common share                             ---------      --------
 Primary                                          $    (.69)     $   (.18)
 Fully Diluted                                    $    (.69)     $   (.18)


See Accompanying Notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENT OF OPERATIONS (UNAUDITED)

                                                  Nine Months Ending
                                                     September 30
                                                     ------------
                                                    1996        1995
                                                  -------      ------

Revenue:
Income from direct financing leases             $  877,878    $ 689,522
Management and lease acquisition
 fees from affiliates                              618,834      891,601

Interest income                                    809,131      482,568
Gain on early terminations                         204,399       96,304
Other revenues                                     106,444      254,914
                                                ----------    ---------
Total revenues                                   2,616,686    2,414,909
Expenses:
Employment compensation and benefits               640,795       53,899
Management fees to affiliates                      444,417      507,823
Interest expense                                 1,247,151      828,809
Provision for possible losses                      324,363       62,556
Other expenses                                     586,331      676,836
                                                ----------    ---------
Total expenses                                   3,243,057    2,659,923
                                                ----------    ---------
Loss before income taxes                          (626,371)    (245,014)
Income tax credit                                 (217,240)     (82,344)
                                                ----------    ---------
Net loss                                          (409,131)    (162,670)
Less net income attributable to class B stock           -0-          -0-
                                                ----------    ---------
Net loss attributable to class A common stock   $ (409,131)   $(162,670)
                                                ==========    =========
Loss per common share
 Primary                                        $    (1.02)   $    (.41)
 Fully Diluted                                  $    (1.02)   $    (.41)


     See Accompanying Notes



                    BERTHEL FISHER & COMPANY LEASING, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                                    1996        1995
                                                                                 ----------  ----------
OPERATING ACTIVITIES
Net Loss                                                                         $(409,131)  $ (162,670)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Amortization                                                                       61,062      144,054
 Provision for uncollectible accounts                                              324,363       56,692
 Gain on early termination of leases and notes                                    (220,728)     (96,304)
 Gain on redemption of Class B non-voting
    convertible stock                                                                   -0-     (27,280)
 Gain on redemption of convertible preferred
    stock of subsidiary                                                                 -0-     (20,447)
 Gain on sale of monitoring contracts                                                   -0-     (65,585)
 Depreciation                                                                       72,349       25,015
 Changes in operating assets and liabilities:
    Recoverable/payable under tax allocation agreement                            (203,071)      (5,879)
    Outstanding checks in excess of cash balances                                   96,943            0
    Other assets                                                                    41,278     (202,783)
    Accounts payable                                                                75,502       85,139
    Accrued expenses                                                               (66,186)     (85,976)
                                                                               -----------   ----------
Net cash used in operating activities                                             (227,619)    (344,266)

INVESTING ACTIVITIES
Purchases of equipment for direct financing leases                             (10,543,346)  (2,379,036)
Repayments of direct financing leases                                            1,529,474      812,738
Proceeds from sale or early termination of
 direct financing leases                                                         5,874,706    2,266,833
Issuance of notes receivable                                                    (3,721,584)  (2,056,809)
Repayments of notes receivable                                                   1,432,373    1,109,664
Proceeds from early termination of notes receivable                              2,024,392          -0-
Distributions from (investments in) limited partnerships                           370,246      (36,753)
Net lease security deposits collected(repaid)                                      153,252      (16,993)
Purchases of furniture and equipment                                               (91,376)     (58,244)
Payments from monitoring contracts                                                     -0-      470,157
                                                                               -----------   ----------
Net cash provided by (used in) investing activities                             (2,971,863)     111,557

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)




FINANCING ACTIVITIES
Net proceeds from (repayments) of notes payable                                    1,327,679   2,203,257
Proceeds from issuance of long term debt                                           3,828,994   1,197,852
Repayments of long term debt                                                     (1,597,672)  (2,728,772)
Financing costs incurred                                                           (513,368)           0
Redemption of convertible preferred stock
   of subsidiary                                                                         -0-    (229,510)
Redemption of Class B non-voting convertible stock                                       -0-    (172,720)
Cash dividends paid on Class B non-voting
   convertible stock                                                                     -0-    (114,600)
                                                                                 ----------   ----------
Net cash provided by financing activities                                         3,045,633      155,507
                                                                                 ----------   ----------
Net increase (decrease) in cash and cash equivalents                               (153,849)     (77,248)
Cash and cash equivalents at beginning of period                                    153,849      374,826
                                                                                 -----------  ----------
Cash and cash equivalents at end of period                                       $        0   $  297,578
                                                                                 ===========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                                                        $1,237,283   $  789,952
 Income taxes                                                                         4,170      116,519
Noncash investing and financing activities:
 Amortization of Class B nonvoting convertible
   stock issuance costs                                                               6,018        6,018






See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principle for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan and lease losses and the estimated unguaranteed residual values of the Company's leased equipment.

Most of the Company's leases and finance contracts are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require lease or other financing in place of or to supplement financing from banks. Although the Company attempts to mitigate its credit risk through the use of a variety of commercial credit reporting agencies when processing the applications of its customers, failure of the Company's customers to make scheduled payments under their equipment leases and finance contracts could have a material near-term impact on the allowance for possible lease and loan losses.

Realization of residual values depends on many factors, several of which are not within the Company's control, including general market conditions at the time of the original lease contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. These factors, among others, could have a material near-term impact on the estimated unguaranteed residual values.

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

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


3. CREDIT ARRANGEMENTS

     The Company has a note payable consisting of a line-of-credit agreement with a bank. The amount available to borrow under the line-of-credit is limited to 75% of its qualified accounts (primarily leases and notes receivable) at September 30, 1996, but in no case can exceed $10 million. The line-of-credit bears interest at prime plus 1.7% and is collateralized by substantially all of the Company's assets. The line-of-credit agreement is guaranteed by the Company's Parent and a major stockholder of the Company's Parent. The loan agreement contains various restrictive covenants including, among others, covenants that restrict dividend payments except to Class B stockholders and requires the Company to maintain certain financial ratios including a total liabilities to tangible net worth ratio, as defined in the agreement, of not greater than 3.0. As of September 30, 1996, the Company's ratio was 2.2. Additionally, the Company is required to maintain a minimum stockholders equity balance(as defined in the agreement) of $650,000 measured on a quarterly basis which actual balance is $502,632 at September 30, 1996. The Company's plans are to have its parent contribute assets to the Company as additional paid-in-capital during the fourth quarter of 1996 in order to satisfy the $650,000 stockholders equity requirement as of December 31, 1996. The Company is also required to maintain an interest coverage ratio (as defined in the agreement) of 1.1 measured on an annual basis. Through September 30, 1996, this ratio was .6. The Company believes it will be in violation of this interest coverage ratio covenant requirement as of December 31, 1996. The Company is currently in discussions with its bank to receive covenant violation waivers from them as of September 30, 1996 and to amend the covenants such that it could be estimated that the Company would be in compliance at December 31, 1996. There can be no assurances, however, that the Company will receive a waiver from the bank or an amendment will be executed. Should the waiver and amendment not be executed, the Company will continue discussions with the bank to pursue other means of curing the covenant violations.


     Long-term debt at September 30, 1996 consists of:


Collateral trust bonds, 9% to 9.5%, maturing through 1997                     $    35,506
Installment loan agreements to banks, 7.75% to 11%, maturing through July, 2001, collateralized by net investment in certain
  direct financing leases                                                       2,472,336
Subordinated notes payable, interest of 9.5% to 10%, maturing 2001 and 2004, generally subordinate to all direct and guaranteed third party
   debt of the Company                                                          2,953,345
Unsecured subordinated debentures, interest of 11% to 12%,
maturing in September 1998                                                        725,000
Subordinated debenture to the Parent, interest of 3% over
   prime (11.5% at June 30, 1996), due 2005, generally
   subordinated to all direct and guaranteed debt of the Company              $ 2,264,980
                                                                             ------------
                                                                              $ 8,451,167
                                                                             ============

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

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3. CREDIT ARRANGEMENTS (CONTINUED)

     In June, 1996, the Company began raising funds through an effective registration statement for subordinated notes under Form SB-2 filed with the Securities and Exchange Commission. Through September 30, 1996, the Company had raised $2,959,000 under this offering on a best efforts basis. The Company has suspended sales of the subordinated notes. At the time of the suspension of the sales, the Company had raised $3,001,000. See Note 8 for further discussion of the suspension of the sales of subordinated notes and management's plans with respect to the ongoing operations of the Company.

     The subordinated notes payable are subordinate to all indebtedness secured by assets of the Company but are senior in right of payment to debt held by the Parent. Each subordinated note is issued with a detachable warrant which entitles the holder to purchase 11 shares of Class A common stock of the Company at $16 per share. Each warrant has been assigned a value of $2 by the Company which amount is carried as additional paid in capital. This amount will be amortized over the life of the associated subordinated notes to increase the carrying value of the subordinated notes to their full redemption value at maturity.

4. NET INVESTMENT IN DIRECT  FINANCING LEASES

     The Company's net investment in direct financing leases at September 30, 1996 consists of:


             Minimum lease payments receivable       $14,109,480
             Estimated unguaranteed residual values    1,179,469
             Unamortized initial direct costs            215,552
             Unearned income                          (3,530,561)
                                                     -------------
                                                     $11,973,940
                                                     =============


     During September, 1996, the Company discovered that one of its lessees, Soil Recovery Services, Inc. ("SRS") had significant operational as well as cash flow deficiencies. The total net investment of the SRS lease was $256,499. When SRS failed to cure it defaults under the leases, the Company filed suit against SRS and the individual who personally guaranteed the leases to repossess the equipment and recover its investment . The Company has not yet repossessed the equipment, however, is identifying potential purchasers of the equipment. On October 31, 1996, SRS had an involuntary Petition for Relief
under Chapter 7 of the U.S. Bankruptcy Code filed against it.   It is the
Company's estimate that it will recognize a loss of approximately $100,000 on the sale of this equipment. The Company therefore recorded a specific charge of $100,000 to the provision for possible losses in September for this potential loss. The Company will continue its efforts to sell the equipment and pursue the personal guaranty.

     In July, 1996, the Company entered into a lease participation agreement with a bank for one of the Company's leases whereby the bank is an 80% participant in this lease. The bank has the ability to require the Company to repurchase their participation upon the occurrence of certain events as defined in the agreements.

5. CLASS B NONVOTING CONVERTIBLE STOCK

     The Company's Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B nonvoting convertible is convertible on a one-for-one basis up to a maximum of 20% of the Class A common stock of the Company after conversion. The stock is redeemable at $10 per share for a 30-day

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

5. CLASS B NONVOTING CONVERTIBLE STOCK  (CONTINUED)

period after the tenth anniversary of the issuance date (April, 1990 to September, 1991) at the option of the holder. Shares which are not redeemed during that time are automatically converted to Class A common stock on a one-for-one basis. The following summarizes the amounts pertaining to the Class B nonvoting convertible stock as set forth in the balance sheets at September 30, 1996:



          Class B nonvoting convertible stock (no par value-authorized 100,000 shares, issued and outstanding 75,500 shares) at redemption or
           liquidation value                                                          $755,000


          Unamortorized stock issuance costs                                            (34,101)
                                                                                       --------
                                                                                      $ 720,899
                                                                                       ========



During the nine months ended September 30, 1995, the Company allowed redemptions aggregating $200,000 outside the standard terms of the stock agreement. This redemption resulted in a gain of $27,270 which was recorded directly to retained earnings together with a gain of $20,457 on the redemption of preferred stock of its former subsidiary, Security Finance Corporation.

6. INVESTMENT IN LIMITED PARTNERSHIPS

     Combined summarized income statement information for TIFIX and TIFX is as follows:


                                                                          NINE  MONTHS ENDED
                                                                          ------------------
                                                                              SEPTEMBER 30
                                                                              ------------
                                                                          1996          1995
                                                                          ----          ----
          Income from direct financing leases                          $4,601,900     $4,945,696
          Other revenue                                                   422,784        187,132
          Provision for possible losses                                  (989,097)      (151,729)
          Expenses                                                     (2,409,052)    (1,883,142)
                                                                       ----------     -----------
          Net income                                                   $1,626,535     $3,097,957
                                                                       ==========     ==========
         Net income per partnership unit:
           TIFIX                                                       $    15.03     $    18.94
           TIFX                                                        $     6.68     $    19.88



7. COMMITMENTS AND CONTINGENCIES

     The Company has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFIX. The line-of-credit agreement allows TIFIX to borrow the lesser of $6.25 million or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $4,613,433 at September 30, 1996. The agreement matures on November 30, 1997, and is cancelable by the lender after giving 90-day notice and is secured by substantially all assets of TIFIX. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

     The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFX. The line-of-credit agreement allows TIFX to borrow the lesser of $7.25 million or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $5,730,707 at September 30, 1996. The agreement matures on November 30, 1997, and is cancelable by

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

the lender after giving 90-day notice and is secured by substantially all assets of TIFX. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

     The Company has also guaranteed amounts outstanding under installment loan agreements of TIFIX and TIFX totaling $2,520,778 at September 30, 1996. The agreements are collateralized by certain direct financing leases and a second interest in all assets of TIFIX and TIFX.

     In May, 1996, the Company exercised its right to manage the assets (pay telephones) financed for a customer under a note receivable due to default under the agreement. The note receivable balance at the time the assets were repossessed approximated $437,000 which amount has been reclassified to equipment held for re-lease or sale and is being depreciated on a straight-line basis over its estimated remaining useful life. The balance of this equipment
net of accumulated depreciation was $409,035 at September 30, 1996.   This
equipment is currently being serviced for the Company under a short-term management agreement. The Company's intent is to sell the equipment or lease the equipment to a new lessee.

     Due to the lower than expected offers received to date by the Company to sell the pay telephones, the Company recorded an additional provision for possible losses of an additional $100,000 specifically related to these pay telephones which represents management's best estimate of the amount of losses to be expected on the ultimate sale or re-lease of these pay telephones. There can be no assurances, however, that the ultimate loss on these pay telephones will not exceed $100,000 due to the uncertainty of the ultimate selling price of the pay telephones at issue; but the Company's general reserve is available for any further losses.

8. SUBSEQUENT EVENTS/MANAGEMENT'S PLANS

     In order to provide the Company with the ability to continue to originate new leases, on October 8, 1996, the board of directors of the Company authorized the sale of up to $1.5 million of leases owned by the Company. That amount of leases approximates 7.5% of the assets of the Company. As of November 5, 1996, the Company has not yet sold any leases and has funded any new lease originations of the Company with operational cash flows of the Company as well as proceeds from the early termination in October, 1996 of certain leases with a balance of approximately $500,000.

     On October 25, 1996, Mr. David R. Harvey resigned as President and Director of the Company. Mr. Brooks Sherman resigned as Chief Financial Officer and Director of the Company. On October 25, 1996, Berthel Fisher & Company, Inc., the sole holder of the outstanding voting stock of the Company, elected Mr. Von Elbert as a director of the Company. On the same date, the board of directors of the Company appointed the following individuals as executive officers of the Company, as indicated: (i) Mr. Thomas J. Berthel, President and (ii) Mr. Ronald O. Brendengen , Chief Financial Officer. Mr. Brooks Sherman was appointed to serve as Controller for the interim period ending November 8, 1996.

     On October 25, 1996, the board of directors of the Company resolved to significantly downsize the staff of the Company in order to reduce employment costs in an effort to bring the Company to a break-even level of operations. As a part of the reduction in workforce, the board of directors directed the President to implement measures to effect cost savings in operations and to consolidate job descriptions.

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


8. SUBSEQUENT EVENTS/MANAGEMENT'S PLANS (CONTINUED)

     Management believes that by reducing its workforce, consolidating job descriptions and enacting other overhead cost saving measures, the Company can potentially secure further financing it believes is necessary to return to, and maintain, profitability. The Company's negotiations with a third bank to provide an additional $5 million line-of-credit were terminated when it was determined the performance measures, terms and conditions put forth by the bank to provide financing were not attainable nor were in the best interests of the Company. The Company is in discussions with its current bank lenders to increase its line-of-credit to a level that it can continue to originate leases and thus, increase its lease portfolio.

     Should the Company not be able to secure further bank financing, management of the Company believes it may have to further reduce the Company's overhead expenditures in order to achieve profitability.

     Sales of the Company's subordinated notes (see Note 3) were suspended after the Company had sold $3,001,000 of the notes. The suspension of the sales of the notes was deemed necessary by the Company as it pursues its plans to slow the growth of the Company to better match its funding capacity and decrease the size of its workforce as discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Discussions herein about future performance of the Company are based upon management's best expectations and estimates, given management's experience and analysis of the Company's current status. Accordingly, such discussions should not be deemed to be predictions of performance of the Partnership.

Total revenues in the nine months ended September 30, 1996 have increased approximately 8% over the same period in 1995. This increase is attributable to increases in lease income, interest income and gains on early termination of leases and notes receivable. Collectively, these three components increased 49% over the same period in 1995. The primary offset to these increases was the 31% decrease from 1995 to 1996 in management and lease acquisition fees the Company receives from the limited partnerships for which it serves as the general partner.

Lease and interest income have continued to increase as the Company's net investment in direct financing leases and its notes receivable have increased through the use of proceeds of its subordinated note offering and its line-of-credit. Gains on early termination of leases have increased due to sales of approximately $4 million of net investment in direct financing leases by the Company in the first nine months of 1996 to provide the Company the capacity to continue to originate new business and the early termination of approximately $1.9 million of leases at the option of the lessee. The sales by the Company resulted in gains of approximately $35,000 in the first nine months of 1996 while the Company sold $2 million of leases under similar circumstances in the first nine months of 1995 resulting in a gain of approximately $90,000. In addition, however, certain lease and note receivable customers opted to pay off their leases and notes prior to full term resulting in gains to the Company of approximately $169,000 in the first nine months of 1996 compared to
approximately $7,000 in 1995.   Management of the Company believes lease and
interest income will remain relatively constant over the next 12 months as efforts are made to slow the growth of the Company to better match the financing available to the Company and reduce the number of employees to match this slower growth.

Management and lease acquisition fees represent fees paid to the Company by Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund X, L.P. ("TIF X"). The Company earns management fees from TIF IX and TIF X based upon lease rentals received by the partnerships. Management fees decreased approximately $127,000 or 20% in the first nine months of 1996 as compared to the same period in 1995 due primarily to early termination of leases in 1996 as well as delinquent lease payments from lessees in 1996. Management of the Company estimates that management fees from TIF IX and TIF X will remain consistent throughout the remainder of 1996 due to increased lease originations in the partnerships. Lease acquisition fees were approximately $131,000 in the first nine months of 1995 while they were $0 in 1996. The Company earned lease acquisition fees equal to 4% of the cost of equipment in leases originated for TIF IX and TIF X initial lease originations. The acquisition fee was only payable to the Company on leases originated and funded with original debt and equity funds of TIF IX and TIF X and not on reinvested capital. The Company ceased earning acquisition fees from TIF IX in 1994 and TIF X in April, 1995 when their respective original equity and debt funds were fully utilized and originations began to be funded with reinvested capital.

      Item 2.  Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
                and Results of Operations (continued)
               -----------------------------------------------------------


Total expenses during the nine months ended September 30, 1996 increased approximately 22% over the same period in 1995. This increase is attributable to a 50% increase in interest expense, a 10% increase in employee compensation and benefits and a 419% increase in provision for possible losses (as further discussed below) while being offset by a 13% decrease in combined management fees and other expenses.

The increased interest expense is a result of the Company increasing the size of its lease and note receivable portfolio from $10.3 million at September 30, 1995 to $17.8 million at September 30, 1996 using its line-of-credit, subordinated notes and other debt proceeds. Employee compensation and benefits has increased over the prior year due to the addition of personnel to facilitate and service the increased portfolio.

The Company pays its parent one-half of the management fees it receives from TIF IX and TIF X. The management fee income decrease of approximately $127,000 as described above, therefore, resulted in an approximate $63,500 decrease in management fee expense. The decrease in other expenses is due primarily to the sale in 1995 of alarm monitoring contracts, and thus the elimination of the associated costs of approximately $82,000, which were held by the Company's former subsidiary, Security Finance Corporation.

The Company's provision for possible losses increased from $62,256 in the nine months ended September 30, 1995 to $324,363 in the nine months ended September 30, 1996. This increase is due primarily to specific reserves of $200,000 charged for two lessees in the three months ended September 30, 1996. These two specific reserves are further discussed below. The additional increase in the provision in 1996 versus 1995 is due to the Company's increased general reserve in light of its increased lease and note portfolio.

In May, 1996, the Company exercised its right to manage the assets (pay telephones) financed for United Tele-Systems of Virginia, Inc. ("UTS") under a note receivable due to default under the agreement. The note receivable balance at the time the assets were repossessed approximated $437,000 which amount has been reclassified to equipment held for re-lease or sale and is being depreciated on a straight-line basis over its estimated remaining useful life. The balance of this equipment net of accumulated depreciation was
$409,035 at September 30, 1996.   This equipment is currently being serviced
for the Company under a short-term management agreement. The Company's intent is to sell the equipment or lease the equipment to a new lessee.

The Company has also been named as a defendant in a lawsuit brought by an unrelated third party with claims against UTS. The Company, however, intends to vigorously defend this lawsuit and believes the possibility of any material loss is remote.

Due to the lower than expected offers received by the Company to sell the pay telephones, the Company charged its provision for possible losses an additional $100,000 specifically related to these pay telephones which represents management's best estimate of the amount of losses to be expected on the ultimate sale or re-lease of these pay telephones. There can be no assurances, however, that the ultimate loss on these pay telephones will not exceed $100,000 due to the uncertainty of the outcome of the litigation filed against the Company and the ultimate selling price of the pay telephones at issue.

      Item 2.  Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
                and Results of Operations (continued)
               -----------------------------------------------------------


During September, 1996, the Company discovered that one of its lessees, Soil Recovery Services, Inc. ("SRS") had significant operational as well as cash flow deficiencies. The total net investment of the SRS lease was $256,499. When the SRS failed to cure it defaults under the leases, the Company filed suit against SRS and the individual who personally guaranteed the leases to repossess the equipment and recover its investment . The Company has not yet repossessed the equipment, however, is identifying potential purchasers of the equipment. On October 31, 1996, SRS had an involuntary Petition for Relief
under Chapter 7 of the U.S. Bankruptcy Code filed against it.   It is the
Company's estimate that it will recognize a loss of approximately $100,000 on the sale of this equipment. The Company therefore recorded a specific charge of $100,000 to the provision for possible losses in September for this potential loss. There can be no assurances, however, that the loss will not be greater than $100,000 and the Company will continue its efforts to sell the equipment and pursue the personal guaranty.

In order to provide the Company with the ability to continue to originate new leases, on October 8, 1996, the board of directors of the Company authorized the sale of up to $1.5 million in current value worth of leases owned by the Company. That amount of leases approximates 7.5% of the assets of the Company. As of November 5, 1996, the Company has not yet sold any leases and has funded any new lease originations of the Company with operational cash flows of the Company as well as proceeds from the early termination in October, 1996 of certain leases with a balance of approximately $500,000.

On October 25, 1996, Mr. David R. Harvey resigned as President and Director of the Company. Mr. Brooks Sherman resigned as Chief Financial Officer and Director of the Company. On October 25, 1996, Berthel Fisher & Company, Inc., the sole holder of the outstanding voting stock of the Company, elected Mr. Von Elbert as a director of the Company. On the same date, the board of directors of the Company appointed the following individuals as executive officers of the Company, as indicated: (I) Mr. Thomas J. Berthel, President and (ii) Mr. Ronald
O. Brendengen , Chief Financial Officer. Mr. Brooks Sherman was appointed to serve as Controller for the interim period ending November 8, 1996.

On October 25, 1996, the board of directors of the Company resolved to significantly downsize the staff of the Company in order to reduce employment costs. As a part of the reduction in workforce, the board of directors directed the President to implement measures to effect cost savings in operations and to consolidate job descriptions.

Management believes that by reducing its workforce, consolidating job descriptions and enacting other overhead cost saving measures, the Company can potentially secure further financing it believes is necessary to return to, and maintain, profitability. The Company's negotiations with a third bank to provide an additional $5 million line-of-credit were terminated when it was determined the performance measures, terms and conditions put forth by the bank to provide financing were not attainable nor were in the best interests of the Company. The Company is in discussions with its current bank lenders to increase its line-of-credit to a level that it can continue to originate leases and thus, increase its lease portfolio but at a slower rate than in the past two years.

      Item 2.  Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
                and Results of Operations (continued)
               -----------------------------------------------------------


Should the Company not be able to secure further bank financing, management of the Company believes it may have to further reduce the Company's overhead expenditures in order to achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon debt financing to originate its leases and notes receivable. The Company has a $10 million revolving line-of-credit with 2 banks with an expiration date of November, 1997. The Company will also "match fund" leases by executing a note payable with a bank for a specific lease. At June 30, 1996, the Company has notes payable of approximately $2.1 million payable to banks for these "match fundings" with these notes due in varying monthly payments through July, 2001. The Company's negotiations with another bank to provide an additional $5 million through a participation in the existing line-of-credit were terminated when it was determined the performance measures, terms and conditions put forth by the bank to provide financing were not attainable by, nor were in the best interests of, the Company. .

The Company has also raised funds via private placement debt offerings. At June 30, 1996, the Company is obligated under private placement debt offerings of approximately $3 million, including $2,264,980 payable to its parent. The amount due the parent is payable in 2005 while the other obligations are due at various dates through 1998.

In June, 1996, the Company began raising funds through an effective registration statement for subordinated notes under Form SB-2 filed with the Securities and Exchange Commission. Through September 30, 1996, the Company had raised $2,959,000 on a best efforts basis under this offering. These subordinated notes are offered in two series, Series A which pays interest on a monthly basis at an annual rate of 9.5% and the notes are due 5 years from issuance. Series B pays interest on a monthly basis at an annual rate of 10% and the notes are due 8 years from issuance. Sales of these subordinated notes, however, were suspended after the Company had sold $3,001,000 of the notes of the Company. The suspension of the sales of the notes was deemed necessary by the Company as it pursues its plans to slow the growth of the Company to better match its funding capacity and decrease the size of its workforce as discussed above.

The Company has a note payable consisting of a line-of-credit agreement with a bank. The amount available to borrow under the line-of-credit is limited to 75% of its qualified accounts (primarily leases and notes receivable) at September 30, 1996, but in no case can exceed $10 million. The line-of-credit bears interest at prime plus 1.7% and is collateralized by substantially all of the Company's assets. The line-of-credit agreement is guaranteed by the Company's Parent and a major stockholder of the Company's Parent. The loan agreement contains various restrictive covenants including, among others, covenants that restrict dividend payments except to Class B stockholders and requires the Company to maintain certain financial ratios including a total liabilities to tangible net worth ratio, as defined in the agreement, of not greater than 3.0. As of September 30, 1996, the Company's ratio was 2.2. Additionally, the Company is required to maintain a minimum stockholders equity balance(as defined in the agreement) of $650,000 measured on a quarterly basis which actual balance is $502,632 at September 30, 1996. The Company's plans are to have its parent contribute assets to the Company as additional paid-in-capital during the fourth quarter of 1996 in order to satisfy the $650,000 stockholders equity requirement as of December 31, 1996. The Company is also required to maintain an interest coverage ratio (as defined in the agreement) of 1.1 measured on an annual basis. Through September 30, 1996, this

      Item 2.  Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
                and Results of Operations (continued)
               -----------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

ratio was .6. The Company believes it will be in violation of this interest coverage ratio covenant requirement as of December 31, 1996. The Company is currently in discussions with its bank to receive covenant violation waivers from them as of September 30, 1996 and to amend the covenants such that it could be estimated that the Company would be in compliance at December 31, 1996. There can be no assurances, however, that the Company will receive a waiver from the bank or an amendment will be executed. Should the waiver and amendment not be executed, the Company will continue discussions with the bank to pursue other means of curing the covenant violations.

Part II.  Other Information

Item 3.  Defaults on Securities

The Company is in violation of its stockholder's equity covenant requirement under its line-of-credit as of September 30, 1996. Reference should be made to
Part I, Item 2 - Management's Discussion and Analysis for further discussion.

Item 6. Exhibits and Reports on Form 8-K

There are no exhibits included with this Form 10-Q.

No reports on Form 8-K filed in the third quarter of 1996.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    BERTHEL FISHER & COMPANY LEASING, INC.
                                 (Registrant)


Date ___________  ______________________________________
                  Thomas J. Berthel, President


Date ___________  ______________________________________
                  Ronald O. Brendengen, Chief Financial Officer