Form 10KSB
period 1996-12-31
BERTHEL FISHER & CO LEASING INC
filed 1997-03-31
CIK 1002918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal year ended:  December 31, 1996

                       Commission file number: 33-98346C


                     BERTHEL FISHER & COMPANY LEASING, INC.
                 (Name of small business issuer in its charter)


                 IOWA                  43-1312639
       ------------------------------  ---------------------------------
       State or other jurisdiction of  (IRS Employer Identification No.)

incorporation or organization)

            425 SECOND STREET SE, SUITE 600, CEDAR RAPIDS, IA 52401
         (Address of principal executive offices)           (Zip Code)

                   Issuer's telephone number:  (319) 365-2506

Securities registered under Section 12(g) of the Exchange Act:

                       SERIES A SUBORDINATED 5 YEAR NOTES
                       SERIES B SUBORDINATED 8 YEAR NOTES

Check whether the issuer (1) files all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [X]

Issuer's revenues for its most recent fiscal year were: $3,571,952

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1996, excluding the reported beneficial ownership of all directors, officers and beneficial owners of more than 5% of the registrant's voting stock, was $-0-. The Common Stock of the registrant, which is the registrant's only voting stock, is not actively traded or regularly quoted.

The number of shares outstanding of the registrant's Common Stock as of March 21, 1997 was 400,000.

Transitional Small Business Disclosure Format    Yes          No   X

The exhibit index may be found on page 42 herein.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                                1996 FORM 10-KSB

                               TABLE OF CONTENTS



                                                                     PAGE

                                     PART I


        Item 1.  Business .........................................    3
        Item 2.  Properties .......................................    6
        Item 3.  Legal Proceedings ................................    6
        Item 4.  Submission of Matters of a Vote of Shareholders ..    6



                                    PART II


        Item 5.  Market for the Registrant's Common
                 Equity and Related Stockholders Matters ..........    7
        Item 6.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ....    9
        Item 7.  Financial Statements and Supplementary Data ......   14
        Item 8.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure ...........   37



                                    PART III


        Item 9.  Directors and Executive Officers of the
                 Registrant .......................................   37
        Item 10. Executive Compensation ...........................   39
        Item 11. Security Ownership of Certain Beneficial
                 Owners and Management ............................   40
        Item 12. Certain Relationships and Related Transactions ...   41
        Item 13. Exhibits and Reports on Form 8-K .................   42


                 SIGNATURES........................................   43

                                     PART I

ITEM 1. BUSINESS

     The Company was incorporated under the laws of the State of Iowa on February 5, 1988, as a wholly owned subsidiary of Berthel Fisher & Company ("BFC"). The Company has been generally engaged in the equipment leasing business since its inception in 1988, continuing the operations of the leasing division that had been operated by BFC during 1986 and 1987. The address of the Company is 425 Second Street, SE, Suite 600, Cedar Rapids, Iowa 52401. The Company's telephone number is (319) 365-2506.

Recent changes in Management

     In October, 1996, Mr. David R. Harvey resigned his position as a Director and as the Company's President. He had served as President since 1993 and as Executive Vice President from 1989 to 1993. In October, 1996, Mr. R. Brooks Sherman, the Company's Treasurer, Chief Financial Officer and a Director also resigned. Mr. Thomas J. Berthel, who has served as the Chief Executive Officer since 1994 and as President from the inception of the Company to 1993, was elected to serve as President. Ms. Nancy L. Lowenberg has been elected as Vice President and Chief Operating Officer beginning January 2, 1997. Although Ms. Lowenberg has experience in the banking industry, she does not have experience in the leasing industry. Mr. Ronald O. Brendengen has been elected Treasurer and Chief Financial Officer. Mr. Dan Wegmann has been elected Controller.

General

     The Company provides a variety of lease financing programs through two of its divisions, the Telecommunications Group and the General Equipment Group. Although the Company's operation is generally located in the Midwest, its lease portfolio includes leases throughout the United States. As of December 31, 1996, the Company employed 13 full time employees.

     The Telecommunications Group represents the largest percentage of the business generated by the Company for its own portfolio and for its affiliates. Since the Company's formation in 1988, approximately 90% of the leases and finance contracts originated by the Company for itself and for its affiliates has been in the Public Communications Industry. The Public Communications Industry includes companies that provide independent private payphone services and telecommunications services to hotels, universities, hospitals and inmate confinement facilities. The Company's leasing and financing programs are marketed primarily to end-users on a nationwide basis. The marketing involves visiting in person with these end-users, direct mail campaigns, attending trade shows and advertising in selected trade publications. In addition, the Company works closely with, and receives referrals from manufacturers that provide equipment to the Public Communications Industry. The Company does not have any formal business agreements with manufacturers. The Company relies upon its customers to select the equipment the customers desire to lease from the Company, and does not seek to influence a customer's choice of equipment.
     Although the Company has provided leasing and financing programs of general equipment since 1988, the General Equipment Group was not formally established until 1995. This division specializes in providing lease financing on equipment in the $5,000 to $250,000 range. This lease financing is primarily marketed to manufacturers and vendors of equipment in this targeted dollar range. Once a manufacturer or vendor relationship is established the manufacturer or vendor refers their customers to the Company for the lease or financing of specific equipment. The Company has working relationships, but no formal agreements, with several manufacturers and vendors. The lease financing programs are marketed to manufacturers and vendors by calling directly on those companies, attending industry specific trade shows, and utilizing direct mail and advertising. The Company has two salespeople in this division. The General Equipment Group currently has relationships with two banks that permit the Company and the banks to work together to offer leasing to the bank's customers. The Company handles all of the administration of leasing programs for the banks. It negotiates the lease with the customer, closes the transaction and does the billing and collections. The participating bank normally provides up to 80% of the funding for these specific lease transactions. In selected transactions the bank will receive a referral fee, but will not provide any of the funding for the transaction. The Company has recently expanded its business in the ATM industry. In 1995, the Company began a relationship with a manufacturer of ATM cash dispensing equipment. The distributors for this manufacturer refer their lease applicants to the Company for approval. If approved, the distributors work together with their customers and the Company to complete the lease transaction and install the ATM equipment. Lease customers are typically owners of convenience stores, restaurants, bars or gas stations. The Company has booked lease transactions through 32 distributors throughout the country. The average transaction size is $11,000. Because the transaction size is small, the Company limits its ATM business to credit worthy customers, and relies heavily on background checks and personal guarantees. The Company has originated over $4,000,000 of ATM business. This portion of the Company's business has increased gradually, and represented approximately 22% of the Company's lease and notes receivalbe portfolio as of December 31, 1996. Approximately 42% of the Company's lease portfolio was comprised of telecommunications equipment as of December 31, 1996.

     Since 1991 the Company has sponsored two limited partnerships, Telecommunications Income Fund IX, L.P. ("TIFIX") and Telecommunications Income Fund X, L.P. ("TIFX"), whose purpose is to own leasing contracts. As the sponsor and general partner of these partnerships, the Company has originated and managed lease portfolios owned by the partnerships. The partnerships benefit from the ownership of the portfolio of leases generated by the Company, and the Company has been compensated for its efforts by receipt from the partnerships of fees for origination of lease contracts, fees for management of the lease portfolios during the partnerships' operating phase and a general partner's interest.

     The Company has certain conflicts of interest, including conflicts with its parent company, Berthel Fisher & Company. The Company has addressed these conflicts by establishing a board of directors that includes independent directors. The Board addresses conflicts carefully, with a view to having contractual relationships between the Company and its parent meet reasonable standards that would be imposed if the Company were contracting with unrelated third parties. The Company has the fiduciary duty of a general partner with respect to TIFIX and TIFX. The main conflict between the Company and these limited partnerships exists because the Company has a duty to supply lease contracts to these partnerships to utilize cash generated for investment by the partnerships. If there are insufficient lease contracts, in order to meet its fiduciary duty to the partnerships, the Company will originate leases for the partnerships before it originates leases for its own portfolio.

     From 1995 through December, 1996, instead of sponsoring additional funds such as TIFIX and TIFX, the Company pursued a business plan that focused on originating leases and finance contracts for the Company's own portfolio while continuing to provide lease originations to utilize cash available for lease originations in TIFIX and TIFX. In December, 1996, primarily because the Company did not have sufficient cash to continue implementing this plan, the Board of Directors turned its efforts to re-establish the business plan that the Company followed prior to 1995, i.e., to sponsor a fund such as TIFIX or TIFX for which it will originate leases from which the Company will derive management fees and origination fees. The Company will continue to originate leases for its own portfolio.
     The telecommunications industry, particularly the pay telephone and long distance facets of the industry, is heavily regulated by the Federal Communications Commission and by various state public utility commissions. Regulation is not directed at the ownership or leasing of telecommunications equipment, but is focused primarily on the business of the Company's customers that operate in the telecommunications industry. Generally, regulation affects rates that can be charged and the relationship of the regional Bell operating companies ("RBOC's") to the rest of the pay telephone industry. Federal legislation signed by the President in February, 1996, included many provisions that affect positively the activities of the Company's customers who are independent pay telephone providers. These provisions include the following major points: (i) generally restrict the RBOC's from discriminating against other private pay telephone providers, (ii) prohibit the RBOC's from subsidizing their payphone operations from local exchange and exchange access revenue, (iii) compensate all pay telephone providers for all completed interstate and intrastate calls, including subscriber 800 calls, and (iv) pre-empt conflicting state regulations. The FCC has proposed regulations affecting long distance rates. The majority of the customers of the Company are operating within the range of rates proposed by the FCC. Some customers are below the proposed range and will be able to increase their rates. Those customers whose rates exceed the highest rates permitted by the FCC will reduce their rates, but management does not expect such reductions to affect those customers' ability to make lease payments.

     The Company's results of operations depend in part upon its ability to realize the residual equipment value reflected on its balance sheet. At the inception of a direct finance lease, the Company estimates the fair market value of the underlying equipment that would be obtained at the end of the initial lease term. This estimate is based upon the Company's judgement, as supported by data from the used equipment market, discussions with manufacturers, and consultations with equipment users. The estimated residual value is recorded on the Company's balance sheet. Residual values ascribed to individual items of equipment depend upon various variables including, but not limited to, the technical specifications of the equipment, potential obsolescence of the equipment, performance and capabilities of the equipment, the scientific and financial strength and reputation of the equipment's manufacturer and the widespread availability of long-term maintenance for the equipment.

     Realization of residual values depends on many factors, several of which are not within the Company's control, including general market conditions at the time of the original contract's expiration, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolescent during the contract term and the effects of any additional or amended government regulations. Although it is possible that technological obsolescence could affect the residual value of telecommunications equipment, the Company's experience is that obsolescence does not have a significant effect on residual values. Telecommunications equipment can generally be upgraded to current technology using software or hardware enhancements that can be installed on a cost effective basis.

     Upon the expiration of an equipment lease contract for which a residual value has been recorded, the original lease customer will (i) purchase the equipment outright, (ii) extend the lease for an additional term, or (iii) return the equipment to the company. Should the equipment be returned to the Company, the Company generally seeks to sell or re-lease it. At the end of the initial lease term, when the equipment is either sold or re-leased, the amount by which the net proceeds exceed or fall short of the residual value is recorded as a gain or loss, respectively. When equipment for which a gain has been recorded is re-leased, the Company recognizes the gain ratably over the term of the new lease.

     To date the Company's primary source of funding has been its revolving credit line. At November 30, 1996, the Company had a $10,000,000 revolving credit line (the "Credit Agreement") with Firstar Bank Milwaukee, N.A. ("Firstar"), which was increased to $11,000,000 in December, 1996. As of
December 31, 1996, $540,956 was available under this line.   The revolving
credit line can be terminated by Firstar upon the giving of ninety days notice. In addition, the Company has $2,750,000 in fixed rate and long term credit lines from two other banks.

     From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of its lease portfolio but also to better utilize its revolving credit line to write new lease business. At December 31, 1996, the Company had outstanding borrowings of $2,273,632 from various banks in fixed rate loan transactions.

     In June, 1996, the Company began raising funds pursuant to a registration statement on Form SB-2 filed with the Securities and Exchange Commission. The Company terminated sales of the Company's Series A Subordinated 5 Year Notes with detachable warrants and sales of Series B Subordinated 8 Year Notes with detachable warrants (collectively the "Notes") in October after the Company had sold $3,001,000 of the Notes. Series A Notes pay interest on a monthly basis at an annual rate of 9.5% and are due 5 years from issuance. Series B Notes pay interest on a monthly basis at an annual rate of 10% and are due 8 years from issuance. The termination of the sales of the notes was deemed necessary by the Company as it pursued its plans to slow the growth of the Company to better match its funding capacity.

     The Company has not identified any single major competitor of the Company in the Public Communications Industry. Banks are competitors on a local basis for the leasing business of individual companies, and many other sources of capital are used by business. The leasing industry is very capital intensive, and banks limit the amount of credit they will provide to any one borrower. Therefore, management believes that in many cases the Company is able to provide lease financing to customers after customers reach their limit with their normal bank lenders.

     Management believes that its experience in the telecommunications industry permitted it to compete favorably with other leasing companies that provide lease financing. This experience allowed the Company to analyze lease opportunities more quickly and thoroughly than its competition and to propose lease terms that were advantageous to the Company. The Company's experience in the telecommunications market enabled it to write leases that other lease companies may decline because of their lack of experience in analyzing the collateral and other factors that effect the efficacy of lease opportunities. The Company uses salesmen and its managerial staff to find potential lease candidates, and it receives a significant portion of its lease opportunities as a result of its reputation for providing lease financing and advertising that it places in telecommunications industry publications. There is aggressive competition in the general equipment leasing market, and the Company expects to meet that competition by providing competitive lease rates and service.



ITEM 2. PROPERTIES

     The Company's headquarters are located in downtown Cedar Rapids, Iowa.
The premises consist of approximately 4,490 square feet, leased for a period of five years at a rental of $4,864 per month.



ITEM 3.     LEGAL PROCEEDINGS
            -----------------------------------------------

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
            ---------------------------------------------


     No matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise during the period covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     There is no public trading market for any of the Company's debt or equity securities.


                                  Number of           Number of
                                  Shareholders at     Shares Outstanding
   Title of Class                 December 31, 1996   at December 31, 1996
   -----------------------------  ----------------------------------------

   Class A Common                 1                                400,000
   Class B Nonvoting Convertible  31                                75,500
   Series A Preferred             1                                 30,341


     The Company has never paid or declared any dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future.

     The Class B Stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year up to a maximum of $1.20 per share. The Class B Stock is convertible to Class A Common Stock of the Company on a one for one basis. The Class B Stock is redeemable at $10.00 per share for a 30 day period after the tenth anniversary of the issuance date (April 1990 to December 1991) at the option of the holder. Class B Stock not redeemed during that time is automatically converted to Class A Common Stock on a one for one basis. The Company declared dividends on Class B Stock of $-0- in 1996, $-0-in 1995, and $114,600 (12%) in 1996.

Securities sold within the past three years not registered under the Securities
Act:


 Date                                         Title             Amount Sold
----------------------  ----------------------------------------------------

12/31/96                Units consisting of Series A              $485,457
                        Preferred Stock, "A" Warrants
                        and "B" Warrants

Sold to:                Berthel Fisher & Company
Principal Underwriter:  Berthel Fisher & Co. Financial Services, Inc.


     Berthel Fisher & Company subscribed for $500,000 of the Units. $264,980 was issued upon conversion of debt, $220,477 of which was issued upon the contribution to the Company of restricted stock of a public company having a value of $220,477.

     Exemption from registration from the Securities Act of the Units was claimed under Regulation D. The Units consisting of Series A Preferred Stock, "A" Warrants and "B" Warrants was offered only to accredited investors.


SERIES A PREFERRED STOCK

     The Company's undesignated Preferred Stock may be issued in one or more series, to bear such title or designation as may be fixed by resolution of the Board of Directors prior to the issuance of any shares thereof. Each series of Preferred Stock will have such voting powers, if any, preferences, and other rights as determined by the Board of Directors, with such qualifications, limitations or restrictions as may be stated in the resolutions of the Board of Directors adopted prior to the issuance of any shares of such series of Preferred stock.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS (CONTINUED)

     The Series A Preferred Stock is the first series of Preferred Stock designated by the Board of Directors. The Board has no present plans to issue any other series of Preferred Stock. However, purchasers of the Preferred Shares should be aware that the holders of any series of the Preferred Stock which may be issued in the future could have voting rights, rights to receive dividends or rights to distribution in liquidation superior to those of holders of the Preferred Shares or Common Stock, thereby diluting or negating the voting rights, dividend rights or liquidation rights of the holders of the Preferred Shares of Common Stock.

Dividends

     Each Share of Series A Stock is entitled to cumulative annual dividends of 8% payable if, as and when declared by the Board of Directors on March 31, June 30, September 30, and December 31, with dividends to be distributed April 15, July 15, October 15 and January 15. With respect to the first dividend to be paid after issuance of a particular share of Series A Stock, the 8% dividend shall be prorated from the date of issuance to the March 31, June 30, September 30, or December 31 immediately following such date of issuance. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Common Stock. Series A Stock does not participate in dividends declared on Common Stock or any other class of stock issued by the Company.

Conversion Rights

     Unless previously redeemed by the Company, the holders of shares of Series A Preferred Stock are entitled at any time to convert each share of Series A Preferred Stock into .875 share of Class A common stock. No fractional shares of common stock will be issued but in lieu thereof the Company shall pay an equivalent amount in cash.

A & B Warrants

     Each "A" Warrant grants the holder of the "A" Warrant the right to purchase one share of Class A Common Stock ("Common Stock") of the Company for $12.00 per Share. Each "B" Warrant grants the holder of the "B" Warrant the right to purchase one share of Common Stock of the Company for $14.00 per share. The "A" Warrants and "B" Warrants may be referred to herein collectively as the "Warrants".

     Each "A" Warrant expires on April 30, 1998. An "A" Warrant may be exercised at any time prior to its expiration date. From and after the expiration date of each "A" Warrant, each "A" Warrant not theretofore exercised shall be void and of no effect. Each "B" Warrant expires on April 30, 1999. A "B" Warrant may be exercised at any time prior to its expiration date. From and after the expiration date of each "B" Warrant, each "B" Warrant not theretofore exercised shall be void and of no effect. Each Warrant may expire on an earlier date, upon certain changes in control, in the event of an initial public offering.

     The exercise price with respect to each "A" Warrant is $12.00 per Share of Common Stock. The exercise price with respect to each "B" Warrant is $14.00 per Share of Common Stock. A Warrant may be exercised by paying the exercise price and surrendering the Warrant Certificate to the Company and its principal office with the Election to Purchase form set forth on the Warrant Certificate duly completed and exercised by the Holder. Upon exercise of a Warrant and payment of the exercise price, the number of Shares of Common Stock as to which the Warrant is exercised will be issued. The payment of the exercise price must be made in full and in cash at the principal office of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total revenues for the year ended December 31, 1996 increased approximately 12% over the same period in 1995. Total revenues in 1995 increased by approximately 6% over the same period in 1994. The increases are attributable to increases in lease income, interest income and gains on early termination of leases and notes receivable. Management and lease acquisition fees the Company receives from the limited partnerships for which it serves as general partner have declined approximately 37% from 1994 to 1995.

     Lease and interest income have continued to increase as the Company's net investment in direct financing leases and its notes receivable have increased through the use of proceeds of its subordinated note offering and its line of credit. Gains on early termination of leases have increased due to sales of approximately $3.7 million of net investment in direct financing leases by the Company in 1996 to provide the Company the capacity to continue to originate new business. These sales generated a gain of $34,097 in 1996. The Company sold $2 million of leases under similar circumstances in 1995 resulting in a gain of approximately $90,000. Early termination of leases in 1996 resulted in gains of $113,203 compared to losses of $10,126 on early terminations in 1995.

     Management and lease acquisition fees represent fees paid to the Company by TIFIX and TIFX. The Company earns management fees from TIFIX and TIFX based upon lease rentals received by the partnerships. Management fees decreased approximately $163,000 or 10% in 1996 compared to 1995 due primarily to early termination of leases in 1996 as well as delinquent lease payments from lessees in 1996. Lease acquisition fees were approximately $858,000 in 1994, $124,000 in 1995 and $0 in 1996. The Company earned lease acquisition fees equal to 4% of the cost of equipment in leases originated for TIFIX and TIFX initial lease originations. The acquisition fees were only payable to the Company on leases originated and funded with original debt and equity funds of TIFIX and TIFX and not on reinvested capital. The Company ceased earning acquisition fees from TIFIX in 1994 and TIFX in April, 1995 when their respective original equity and debt funds were fully utilized, and originations began to be funded with reinvested capital.

     The growth in the number of leases and finance contracts originated required the Company to hire additional personnel, primarily in the sales, credit and documentation areas. The increase in the number of personnel resulted in an increase of $258,456 from $452,407 to $710,863, in employee compensation in 1995 as compared to 1994, and an increase of $143,939 in employee compensation in 1996 compared to 1995. The Company's primary business has historically been in the telecommunications industry with a minor emphasis in the General Equipment Division. In 1995, however, the Company increased the size of its general equipment sales force from one to six. The dollar size of each of the leases and finance contracts originated within the General Equipment Division is typically smaller than those in the telecommunications industry, and there exists more competition for the Company in this division. Accordingly, the Company needed additional sales personnel and credit and documentation personnel in order to manage the anticipated increased volume.

     The Company pays its Parent one-half of the management fees it receives from TIFIX and TIFX. The management fee income decrease from 1995 to 1996, as discussed above has, therefore, resulted in a decrease in management fee expense. The management fee expense increase from 1994 to 1995 is in direct correlation to the increase in management fee income for the corresponding period. The Parent company has agreed to forego its share of these management fees beginning March 1, 1997. See "Outlook" below.

     The sale in 1995 of alarm monitoring contracts resulted in the elimination of associated costs of approximately $83,000.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

     Other general and administrative expenses increased $183,065 from 1995 to 1996 and $267,602 from 1994 to 1995. The primary reason for these increases are due to the costs associated with managing the increased size of the direct financing lease portfolio. The lease portfolio has grown from $6.5 million in 1994 to $9.9 million in 1996. The Company charged to expense in 1996 approximately $78,000 of securitization fees. These securitization costs were associated with the Company's attempt to securitize its assets. Since a definitive agreement could not be finalized, costs associated with the securitization process were expensed.

     Interest expense increased $505,108 in 1995 compared to 1994 and increased $563,590 from 1995 to 1996. During 1994 the Company made the decision to raise funds within the Company to originate the majority of its new lease and finance contract business rather than to raise funds through the sponsorship of new limited partnerships. In March 1995, therefore, the Company negotiated an increased availability in its revolving line of credit from $2,800,000 to $10,000,000. This increased line of credit provided the Company with the funds necessary to increase its lease and financing contract portfolios during 1995 and 1996. See note number 5 in the Notes to Consolidated Financial Statements for further information.

     The Company's provision for possible losses increased $107,682 from $67,457 in 1994 to $175,139 in 1995. The provision increased $417,735 from
$175,139 in 1995 to $592,874 in 1996.

     Since the Company's inception in 1988, three of its customers have filed for protection of the Bankruptcy Act while lease or finance transactions with the Company were outstanding. These bankruptcies are discussed below. Because of the potentially serious ramifications to the Company of a customer bankruptcy, the Company strives to place itself in a position to be able to avoid losses in a bankruptcy situation. The Company relies primarily on personal guarantees and first security interests in equipment to ameliorate the effects of bankruptcy. In lease or finance transactions involving pay telephones, the Company also obtains agreements from the owners of pay telephone locations that permit the Company to operate the pay telephones after a default of the Company's customer. This allows the Company to obtain the most protection possible for the ongoing operation of equipment.

     The first of the Company's customers to file for protection of the Bankruptcy Act was Value-Added Communications ("VAC"), which filed a petition under Chapter 11 of the Bankruptcy Act on October 10, 1995 in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. At the time VAC's petition for bankruptcy was filed, VAC had several leases with the Company. Measured at December 31, 1995, VAC's leases had a net investment balance of $927,731, which represented approximately 6.2% of the Company's total net investment in leases and financing contracts. As a result of the Company's secured position with respect to its VAC leases and because VAC's leases had been guaranteed by a strong guarantor, the Company was able to negotiate a settlement with VAC that resulted in the VAC leases being paid in full and the equipment being leased to MCI Telecommunication Corporation. This lease was subsequently sold.

     The second of the Company's customers to file for protection of the Bankruptcy Act is United Tele-Systems of Virginia, Inc. ("UTS"). UTS filed a petition under Chapter 11 of the Bankruptcy Act on May 6, 1996 in the United States Bankruptcy Court for the Eastern District of Virginia, Norfolk Division. On May 22, 1996, UTS' petition in bankruptcy was dismissed. At the time UTS' petition for bankruptcy was filed, UTS had a finance contract with the Company having a balance of $431,839, which represented approximately 2.8% of the Company's total net investment in leases and financing contracts. The Company exercised its right to manage the assets (pay telephones) financed for UTS. This equipment is currently being serviced for the Company under a short-term management agreement. The Company's intent is to sell the equipment or lease the equipment to a new lessee. Based on lower than expected offers to purchase the pay telephone equipment, management has established a specific reserve of $324,000. The Company and UTS have been named in a lawsuit filed by another creditor of UTS.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------


The creditor is claiming $360,000 in compensatory damages and $350,000 in punitive damages. Management believes that this lawsuit has no merit and intends to defend it vigorously.

     The third of the Company's customers to file for protection of the Bankruptcy Act is Soil Recovery Services, Inc. ("SRS"). On October 31, 1996, an involuntary Petition for Relief under Chapter 7 of the U.S. Bankruptcy Code filed against SRS. This was converted to a Voluntary Chapter 11 on November 25, 1996. At the time the first petition was filed, SRS had various leases with the Company that had a net investment totaling $256,500 and represented 1.4% of the Company's total net investment in leases and finance contracts. A specific reserve for losses of $100,000 has been established based on estimates of realization values of the equipment under lease.


LIQUIDITY AND CAPITAL RESOURCES:

     The Company relies primarily upon debt financing to originate its leases and notes receivable. At November 30, 1996, the Company had a $10,000,000 revolving line of credit with Firstar Bank Milwaukee, N.A. with an expiration date of November, 1997. This line of credit was increased to $11,000,000 in December 1996. At December 31, 1996, $540,956 was available under this line of credit. The line of credit bears interest at prime plus 1.76% and is collateralized by substantially all of the Company's assets. It can be canceled by Firstar on 90 days notice. The line of credit agreement is guaranteed by the Company's parent and a major stockholder of the Company's parent. The line of credit is discussed further below.

     From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. This type of financing permits the Company not only to plan for a specific return on a portion of its lease portfolio but also to better utilize its revolving credit line to write new lease business. Through December 31, 1996, the Company had outstanding borrowings of $2,273,632 from various banks in fixed rate loan transactions.

     The Company has also raised funds via private placement debt offerings.
At December 31, 1996, the Company was obligated on approximately $2,750,000 of notes issued pursuant to private placement debt offerings, including $2,000,000 payable to its parent. The amount due the parent is payable in 2005 while the other obligations are due at various dates through 1998.

     The Company had a private placement best efforts offering in progress at December 31, 1996 for the issuance of $2 million of Series A preferred stock and warrants. The Company issued $424,774 of preferred stock and $60,682 of warrants to its parent at December 31, 1996 in exchange for the conversion of the subordinated note payable to its parent of $264,980 and the contribution of restricted stock of a public company with an estimated fair value of $220,476. See "Outlook" below.

     In June, 1996, the Company's registration statement on Form SB-2 was declared effective, and the Company began raising funds through the best efforts public offering of its subordinated notes (the "Notes"). Through October 1996, when sales in this offering were terminated by the Company, the Company had raised $3,001,000 on a best efforts basis. These Notes were offered in two series. Series A Notes pay interest on a monthly basis at an annual rate of 9.5% and are due 5 years from issuance. Series B Notes pay interest on a monthly basis at an annual rate of 10% and are due 8 years from issuance. Sales of these Notes were suspended after management became aware of the pending resignation of the president and chief financial officer, and after the Company had decided to pursue plans

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------


to slow the growth of the Company to better match its funding capacity and decrease the size of its workforce.

     The Company's current business plan anticipates that the Company will sponsor a limited partnership (the "Fund") similar to TIFIX and TIFX, for which the Company will serve as general partner. The Company intends to register this program under the Securities Act of 1933 and fund interests. See "Outlook" below.

     The credit agreement establishing the Company's line of credit contains various restrictive covenants that include, among others, restrictions on dividend payments except to the holders of Class B and Series A Preferred shares. The Company is also required to maintain minimum stockholders equity of $650,000 measured on a quarterly basis. The Company was in violation of this covenant at December 31, 1996, and has obtained an amendment to permit compliance from the lender for 1996.

     Further, the line of credit agreement requires the Company to maintain an interest coverage ratio of 1.1 at year end. The Company was in violation of this covenant at December 31, 1996, and has received an amendment to permit compliance from the bank.

     There can be no assurance that the Company will not continue to be in violation of one or more of these covenants. Continued adverse operating results could cause continued non-compliance with these covenants, in which event the bank could immediately accelerate the maturity of the entire outstanding balance under the line of credit or deny or restrict the Company's access to funds under the line of credit, thus materially and adversely affecting the Company's financial condition and continuing business operations. Also, certain other debt obligations of the Company contain standard cross-default provisions. Non-compliance with these covenants could result in the immediate acceleration of the maturity of such other debt.

Outlook

     This Section and other portions of this Annual Report on Form 10-KSB contains statements relating to future results of the Company that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in economic conditions, changes in interest rates, availability to the Company of lease business, changes in personnel, regulation of the telecommunications industry, and the success or failure of the Company's customers as well as other risks and uncertainties. The Company does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

     Management of the company believes that the Company does not have sufficient operating capital to continue originating leases for its own portfolio for more than a few months. The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as TIFIX and TIFX. If the Company cannot continue to originate

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. The Company's primary source of capital for itself is the private placement offering for the issuance of $2 million of Class A preferred stock and warrants. There are many factors that may preclude the Company from raising the necessary funds, including without limitation lack of investor interest and failure of the Company to operate successfully in 1997.
If sufficient funds are not available from the offering, the Company will have to consider the alternatives for obtaining capital, including the sale of existing leases owned by the Company and obtaining new capital from the Company's parent. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of leases cannot be found, interest rates increase, the Company's
parent has no   funds available to it or the Company fails to operate
effectively in 1997. The Company's long term success is highly dependent upon the success of the Company in obtaining additional funds.

     The Company's current business plan anticipates that the Company will sponsor a limited partnership (the "Fund") similar to TIFIX and TIFX, for which the Company will serve as general partner. The Company intends to register interests in the fund under the Securities Act of 1933 and offer those interests publicly. If such an offering is successful, the Company, as general partner, would originate leases and finance contracts for the Funds, resulting in the Company realizing acquisition fees and management fees. The Company cannot predict whether it will sponsor the Fund and, if it does sponsor the Fund, whether the Fund will have sufficient capital to begin operations any time in 1997. The Company may not be able to rely upon the availability of the Fund's capital to originate leases. The Fund could be delayed or abandoned due to several factors, including the inability of the Company to qualify as the general partner, the failure of the Fund's offering due to lack of investor interest, delay in organizing the Fund, delay of the effectiveness of the Fund's registration statement as well as other factors. If the public offering is not successful, the Company would not be able to originate leases for the Fund, and would not realize revenue from management fees and origination fees. The Company's long term success is highly dependent upon the success of the Company's planned sponsorship and subsequent successful offering of the Fund.

     The credit agreement establishing the line of credit contains various restrictive covenants that include, among others, restrictions on divided payments except to the holders of Class B and Series A Preferred shares, maintaining an interest coverage ratio and maintaining minimum stockholders equity measured on a quarterly basis. The Company was in violation of the minimum stockholders equity and interest coverage covenants at December 31, 1996, and received an amendment to permit compliance from the bank. Management believes it will be able to maintain compliance with the covenants in 1997. Management also expects, based on discussion with the lender, to renew the line
of credit when it comes due in November 1997.   However, the Company may
continue to be in violation of one or more of these covenants, and if it does, the bank may not continue to grant the amendments and waivers requested by the Company. Continued adverse operating results could cause continued noncompliance with these covenants, in which event the bank could immediately accelerate the maturity of the entire outstanding balance under the line of credit or deny or restrict the Company's access to funds under the line of credit, thus materially and adversely affecting the Company's financial condition and continuing business operations. Also, certain other debt obligations of the Company contain standard cross-default provisions. Non-compliance with these covenants could result in the immediate acceleration of the maturity of such other debt.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and related information as of and for the years ended December 31, 1996, 1995 and 1994 are included in Item 7:

     Reports of Independent Auditors
     Balance Sheets
     Statements of Income
     Statements of Changes in Partner's Equity
     Statements of Cash Flows
     Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Berthel Fisher & Company Leasing, Inc.

We have audited the accompanying consolidated balance sheets of Berthel Fisher & Company Leasing, Inc. (a wholly-owned subsidiary of Berthel Fisher & Company, Inc.) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1996 and 1995 consolidated financial statements present fairly, in all material respects, the financial position of Berthel Fisher & Company Leasing, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP/s/


Cedar Rapids, Iowa
March 26, 1997

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Berthel Fisher & Company Leasing, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholder's equity and cash flows of Berthel Fisher & Company Leasing, Inc. (wholly-owned by Berthel Fisher & Company) for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Berthel Fisher & Company Leasing, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

Ernst & Young LLP

Des Moines, Iowa
January 31, 1995

BERTHEL FISHER & COMPANY LEASING, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
                                                                                              1996              1995
ASSETS (Note 5):
Cash and cash equivalents                                                                       $342,726          $153,849
Notes receivable (Note 2)                                                                      6,530,354         7,318,579
Net investment in direct financing leases (Note 2)                                             9,850,360         7,972,300
Allowance for possible loan and lease losses (Note 3)                                          (412,916)         (291,605)
                                                                                        ----------------  ----------------
Notes receivable and direct financing leases, net                                             15,967,798        14,999,274
Equipment under operating leases, less accumulated depreciation of $50,517                       277,964                 -
Due from affiliates                                                                               30,930            89,844
Investments in:
Limited partnerships (Notes 4 and 12)                                                            153,771           500,222
Not readily marketable securities, at cost                                                       250,477            30,000
Furniture and equipment, less accumulated depreciation of
$120,200 in 1996 and $82,344 in 1995                                                             222,853           206,623
Deferred income taxes (Note 6)                                                                   515,911            73,500
Deferred costs, less accumulated amortization of $158,924
in 1996 and $209,361 in 1995 (Notes 5 and 11)                                                    635,194           239,042
Other assets                                                                                     331,702           411,091
                                                                                        ----------------  ----------------
TOTAL                                                                                        $18,729,326       $16,703,445
                                                                                        ================  ================
LIABILITIES, REDEEMABLE STOCK  AND STOCKHOLDER'S EQUITY (DEFICIT)
LIABILITIES:
Line-of-credit agreement (Note 5)                                                             $9,276,031        $8,575,500
Trade accounts payable                                                                           158,227           528,785
Due to affiliates                                                                                102,038            76,498
Accrued expenses                                                                                 228,014           245,891
Payable to parent under tax allocation agreement (Note 6)                                              -            15,460
Lease security deposits                                                                          374,876           129,960
Notes payable (Note 5)                                                                         2,310,805         3,235,521
Subordinated note payable to parent (Note 5)                                                           -           264,980
Subordinated debentures (Note 5)                                                                 725,000           725,000
Subordinated notes payable (Note 5)                                                            2,995,522                 -
Subordinated debenture payable to parent (Note 5)                                              2,000,000         2,000,000
                                                                                        ----------------  ----------------
Total liabilities                                                                             18,170,513        15,797,595
                                                                                        ----------------  ----------------
COMMITMENTS AND CONTINGENCIES (Note 12)
REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (Note 7)                                          722,905           714,881
                                                                                        ----------------  ----------------
STOCKHOLDER'S EQUITY (DEFICIT):
Series A preferred stock, no par value - authorized
shares, issued and outstanding 30,341 shares (Note 8) ($424,774 liquidation value,
convertible into 26,548 shares of Class A common stock)                                          422,835                 -
Class A common stock, no par value-authorized 1,000,000
shares, issued and outstanding 400,000 shares                                                      1,000             1,000
Common stock warrants (Note 9)                                                                    66,684                 -
Retained earnings (accumulated deficit)                                                        (654,611)           189,969
                                                                                        ----------------  ----------------
Total stockholder's equity (deficit)                                                           (164,092)           190,969
                                                                                        ----------------  ----------------



TOTAL                                                                                        $18,729,326       $16,703,445
                                                                                        ================  ================
See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                1996                 1995                1994
REVENUES:
Income from direct financing leases                               $1,376,154            $946,271            $796,969
Interest income                                                    1,060,118             655,986             186,859
Management and lease acquisition fees
from affiliates (Notes 4 and 11)                                     849,266           1,156,632           1,824,302
Income from monitoring contracts                                           -              66,978              76,331
Gain on early termination of leases                                  147,300              79,874               3,393
Gain on disposal of investments                                            -              65,585              37,482
Other                                                                139,114             201,650              61,208
                                                         -------------------  ------------------  ------------------
Total revenues                                                     3,571,952           3,172,976           2,986,544
                                                         -------------------  ------------------  ------------------
EXPENSES:
Employee compensation and benefits                                   854,802             710,863             452,407
Management fees to affiliates (Note 11)                              561,134             682,419             523,544
Expenses of monitoring contracts                                           -              82,712              74,448
Other general and administrative  expenses (Note 11)               1,062,298             879,233             611,631
Interest expense (Note 5)                                          1,791,120           1,227,530             722,422
Provision for possible loan and lease losses (Note 3)                592,874             175,139              67,457
                                                         -------------------  ------------------  ------------------
Total expenses                                                     4,862,228           3,757,896           2,451,909
                                                         -------------------  ------------------  ------------------
INCOME (LOSS) BEFORE INCOME TAXES AND DIVIDENDS
ON REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                      (1,290,276)           (584,920)             534,635
INCOME TAXES (Note 6)                                              (453,720)           (191,200)             197,400
                                                         -------------------  ------------------  ------------------
INCOME (LOSS) BEFORE DIVIDENDS ON REDEEMABLE
PREFERRED STOCK OF SUBSIDIARY                                      (836,556)           (393,720)             337,235
DIVIDENDS ON REDEEMABLE  PREFERRED STOCK OF
SUBSIDIARY                                                                 -                   -            (17,500)
                                                         -------------------  ------------------  ------------------
NET INCOME (LOSS)                                                  (836,556)           (393,720)             319,735
LESS NET INCOME ATTRIBUTABLE
TO CLASS B STOCK (Note 7)                                                  -                   -           (114,600)
                                                         -------------------  ------------------  ------------------
NET INCOME (LOSS) ATTRIBUTABLE TO
CLASS A COMMON STOCK                                              $(836,556)          $(393,720)            $205,135
                                                         ===================  ==================  ==================
EARNINGS (LOSS) PER COMMON SHARE:
Primary                                                              $(2.09)              $(.98)                $.51
Fully diluted                                                         (2.09)               (.98)                 .51
See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                                                      RETAINED        TOTAL
                                                        SERIES A            CLASS A       COMMON      EARNINGS    STOCKHOLDER'S
                                                       PREFERRED            COMMON        STOCK     (ACCUMULATED     EQUITY
                                                         STOCK               STOCK       WARRANTS     DEFICIT)      (DEFICIT)
BALANCE AT DECEMBER 31, 1993                                                    $1,000                  $346,873       $347,873
Net income attributable to Class A
common stockholder                                                                   -                   205,135        205,135
Amortization of Class B stock issuance costs                                         -                   (8,023)        (8,023)
                                                                         -------------              ------------  -------------
BALANCE AT DECEMBER 31, 1994                                                     1,000                   543,985        544,985
Net loss attributable to Class A                                                     -                 (393,720)      (393,720)
common stockholder
Amortization of Class B stock issuance costs                                         -                   (8,023)        (8,023)
Gain on redemption of Class B stock (Note 7)                                         -                    27,270         27,270
Gain on redemption of redeemable preferred
stock
of subsidiary (Note 1)                                                               -                    20,457         20,457
                                                                         -------------              ------------  -------------
BALANCE AT DECEMBER 31, 1995                                                     1,000                   189,969        190,969
Net loss attributable to Class A
common stockholder                                                                   -                 (836,556)      (836,556)
Amortization of Class B stock issuance costs                                         -                   (8,024)        (8,024)
Issuance of Class A preferred stock and
warrants,
net of issuance costs of $1,939                                $422,835              -     $60,682             -        483,517
Subscription for Class A preferred stock
and warrants                                                     12,726              -       1,818             -         14,544
Subscription receivable                                        (12,726)              -     (1,818)             -       (14,544)
Issuance of common stock warrants                                     -              -       6,002             -          6,002
                                                 ----------------------  -------------  ----------  ------------  -------------
BALANCE AT DECEMBER 31, 1996                                   $422,835         $1,000     $66,684    $(654,611)     $(164,092)
                                                 ======================  =============  ==========  ============  =============
See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                          1996               1995            1994
OPERATING ACTIVITIES:
Net income (loss)                                                           $(836,556)      $(393,720)        $319,735
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on early termination of leases                                          (147,300)        (79,874)         (3,393)
Gain on disposal of investments                                                      -        (65,585)        (37,482)
Loss on abandonment of leasehold improvements                                        -          20,672               -
Amortization of investment in monitoring contracts                                   -          57,090          56,326
Depreciation of furniture and equipment                                        106,970          35,723          20,721
Amortization of deferred costs                                                 102,273          93,131          71,808
Amortization of deferred revenue                                                     -        (15,785)        (52,974)
Other amortization                                                              36,006          36,312          34,140
Provision for possible loan and lease losses                                   592,874         175,139          67,457
Deferred income taxes                                                        (457,871)       (211,200)          74,700
Changes in operating assets and liabilities:
Due from affiliates                                                             58,914          46,864        (51,167)
Receivable/payable to parent under tax allocation agreement                          -          43,460        (60,000)
Other assets                                                                    79,389       (242,089)        (49,170)
Trade accounts payable, excluding equipment
purchase costs accrued                                                        (70,558)         180,336          23,077
Due to affiliates                                                               25,540         (3,988)          59,643
Accrued expenses                                                              (17,877)          16,485         127,586
                                                                   -------------------  --------------  --------------
Net cash from operating activities                                           (528,196)       (307,029)         601,007
                                                                   -------------------  --------------  --------------
INVESTING ACTIVITIES:
Purchases of equipment for direct financing leases                        (11,687,165)     (6,532,872)     (3,680,741)
Repayments of direct financing leases                                        2,102,819       2,455,454       1,859,013
Proceeds from sale or early termination of direct
financing  leases and notes receivable                                       9,439,276       2,954,920         523,688
Issuance of notes receivable                                               (3,746,893)     (5,543,306)     (3,079,307)
Repayments of notes receivable                                               1,899,901       1,380,182         335,757
Investments in limited partnerships                                                  -       (418,381)       (159,446)
Repayment of loans to limited partnerships                                     308,165               -               -
Distributions from limited partnerships                                          2,280          16,636         283,241
Proceeds from sale of monitoring contracts                                           -         478,652       (526,483)
Proceeds from sale of investments                                                    -               -          53,848
Net lease security deposits collected                                          244,916           7,882          32,635
Purchases of furniture and equipment                                         (123,200)       (134,560)        (46,116)
                                                                   -------------------  --------------  --------------
Net cash from investing activities                                         (1,559,901)     (5,335,393)     (4,403,911)
                                                                   -------------------  --------------  --------------
                                                                                                        (Continued)

BERTHEL FISHER & COMPANY LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONCLUDED)
                                                                   1996                1995              1994
FINANCING ACTIVITIES:
Organization and financing costs incurred                            $(500,365)          $(87,123)      $(318,649)
Proceeds from line-of-credit agreement                               18,323,060         16,928,589       7,300,000
Repayments of line-of-credit agreement                             (17,622,529)       (10,263,089)     (6,905,000)
Proceeds from issuance of subordinated notes
payable and related warrants                                          3,001,524                  -               -
Proceeds from issuance of other borrowings                            1,365,413          2,317,241       5,182,793
Repayments of other borrowings                                      (2,290,129)        (3,057,300)     (1,466,513)
Redemption of redeemable preferred stock of subsidiary                        -          (129,543)               -
Redemption of Class B stock                                                   -          (172,730)        (45,000)
Cash dividends paid on Class B stock                                          -          (114,600)       (120,000)
                                                            -------------------  -----------------  --------------
Net cash from financing activities                                    2,276,974          5,421,445       3,627,631
                                                            -------------------  -----------------  --------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                        188,877          (220,977)       (175,273)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          153,849            374,826         550,099
                                                            -------------------  -----------------  --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $342,726           $153,849        $374,826
                                                            ===================  =================  ==============
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid during the year for:
Interest                                                             $1,656,418         $1,082,229        $606,936
Income taxes                                                                  -                  -         182,700
Noncash investing and financing activities:
Parent note receivable offset against subordinated
note payable to parent                                                        -            415,000               -
Gain on redemption of redeemable preferred stock
of subsidiary recorded directly to retained earnings                          -             20,457               -
Gain on redemption of Class B stock recorded
directly to retained earnings                                                 -             27,270               -
Equipment reclassified from direct financing
leases to operating leases                                              328,481                  -               -
Equipment acquired under capital lease                                        -                  -           5,316
Issuance of notes receivable in exchange for direct
financing leases                                                              -                  -         237,150
Conversion of a note receivable to an equity security                         -                  -          30,000
Conversion of a note payable to preferred stock                         264,980                  -               -
Contribution of a not readily marketable security
for preferred stock                                                     220,477                  -               -
Increase (decrease) in trade accounts payable
attributed to equipment purchase costs                                (300,000)            300,000       (465,800)
Amortization of Class B stock issuance costs                              8,024              8,023           8,023
See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.   SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND NATURE OF OPERATIONS- Berthel Fisher & Company Leasing, Inc. (the "Company") is a wholly-owned subsidiary of Berthel Fisher & Company, Inc. The Company finances, through direct financing leases or notes receivables, telecommunications, agricultural, and general equipment throughout the United States. The financing agreements with individual customers can be large in relation to the portfolio as a whole and certain agreements exceed 10% of the Company's direct financing lease and note receivable portfolio (see Note 2). The leases may be sold to other entities or retained by the Company for its own portfolio.

   During 1993, the Company formed a wholly-owned subsidiary, Security Finance Corporation. Security Finance Corporation was established to provide financing services to the home security industry. During 1995, as discussed below, all assets and liabilities of Security Finance Corporation were assumed by the Company and the subsidiary was dissolved. During 1994, the Company formed a wholly-owned subsidiary, Communications Finance Corporation. All of the assets and liabilities of Communications Finance Corporation have been assumed by the Company. The Company intends to keep Communications Finance Corporation as a shell for use in future financing transactions.

   BASIS OF PRESENTATION - The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

   As shown in the financial statements, during the years ended December 31, 1995 and 1996, the Company incurred net losses of $393,720 and $836,556, respectively. Also, the Company's line of credit agreement is cancelable upon 90 day notice from the lender. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain refinancing as may be required, and ultimately to attain profitable operations. The Company anticipates that existing capital resources, cash flows from operations, and financing from the Company's parent, will be adequate to satisfy the Company's minimum capital requirements for the next twelve months.

   The Company's plans and forecasts for future growth and profitability, however, anticipate the need for additional capital through a preferred equity financing and the sponsorship of another public limited partnership from which the Company will generate fee income. See Note 14 as to the Company's current preferred stock offering. No assurance can be provided that such offerings will be completed as planned.

   DISSOLUTION OF SUBSIDIARY - On April 21, 1995, Security Finance Corporation sold its alarm monitoring contracts (the "Contracts") to Monitronics International, Inc. ("Monitronics") and recognized a gain on the sale of $65,585. This sale terminated the former agreement between Security Finance Corporation and Monitronics and released each other from liability for performance thereunder. Furthermore, Security Finance Corporation fully relinquished the monitoring responsibilities and maintenance and servicing responsibilities to Monitronics.

   The Contracts served as collateral for Security Finance Corporation's collateral trust bonds which were redeemed on May 19, 1995.

   On July 1, 1995, Security Finance Corporation transferred its remaining assets and liabilities to the Company, and the Company subsequently dissolved Security Finance Corporation. In conjunction with the dissolution, the Company redeemed the convertible preferred stock of Security Finance Corporation and recognized a gain of $20,457 directly to retained earnings.

   CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

   CERTAIN RISK CONCENTRATIONS - The Company's direct financing leases and notes receivables are concentrated in the telecommunications industry, primarily pay telephones, representing approximately 42% and 56% of the Company's direct finance lease and notes receivable portfolio at December 31, 1996 and 1995, respectively. During 1996, the Company also significantly expanded its financing in the ATM industry which represents approximately 22% of the Company's direct finance lease and notes receivable portfolio at December 31, 1996.

   CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   NOTES RECEIVABLE - Notes receivable are carried at the principal balance outstanding. Interest income on notes receivable is accrued based on principal amounts outstanding.

   NET INVESTMENT IN DIRECT FINANCING LEASES - The Company's primary activity consists of leasing telecommunications and other types of equipment, under direct financing leases, generally over a period of three to five years. At the time of closing a direct financing lease, the Company records the gross lease contract receivable, an estimated unguaranteed residual value and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the carrying value of the equipment leased. In addition, the Company capitalizes all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Lessees are responsible for all taxes, insurance and maintenance costs.

   The realization of the estimated unguaranteed residual value of leased equipment depends on the value of the leased equipment at the end of the lease term and is not a part of the contractual agreement with the lessee. Estimated unguaranteed residual values are based on estimates of amounts historically realized by the Company for similar equipment and are periodically reviewed by management for possible impairment.

   Certain of the Company's leases are accounted for as operating leases for income tax purposes.

   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES - The Company performs credit evaluations prior to approval of a lease or finance contract. As with all direct financing leases, the Company continues to own the equipment under lease. The Company will generally obtain a security interest in future revenues generated from each site in which the equipment is physically located and in the equipment under a finance contract. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. The Company maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the portfolio. The allowance is based upon a continuing review of past loan and lease loss experience, current economic conditions, and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying leased assets. Leases and notes receivable which are deemed uncollectible are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.

   EQUIPMENT UNDER OPERATING LEASES - Equipment leased under operating leases is stated at cost less accumulated depreciation. The equipment is depreciated using the straight-line method over the estimated useful lives of the assets (five years) to the estimated residual value of the equipment at the end of the lease term. Estimated residual values are based on estimates of amounts historically realized by the Company for similar equipment and are periodically reviewed by management for possible impairment.

   INVESTMENTS - The Company accounts for its general partnership interests in Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund X, L.P. ("TIF X") under the equity method of accounting. Under the equity method of accounting, the Company initially records its investment at cost and subsequently adjusts the carrying value of its investments for its pro rata share of earnings or losses.

   The Company also owns equity interests in two entities over which it does not have the ability to exert significant influence over the operations of such entities; therefore, such investments are accounted for at cost.

   Should these investments experience a decline in value that is other than temporary, the Company will recognize a loss in its consolidated statements of operations to reflect such a decline. As these investments are not readily marketable, no market value can be readily determined.

   FURNITURE AND EQUIPMENT - Furniture and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the assets (generally five to ten years). The Company uses accelerated methods in computing depreciation for income tax purposes.

   DEFERRED INCOME TAXES - The provision for deferred income taxes is based on an asset and liability approach. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or credit is based on the changes in the asset or liability from period to period including the effect of enacted tax rate changes.

   DEFERRED COSTS - Deferred costs consist of organization costs incurred with the formation of Security Finance Corporation and financing costs incurred in connection with the issuance of subordinated debentures and notes payable and certain other long-term debt. Deferred organization costs were amortized over a five-year period. Deferred financing costs are being amortized over the life of the related obligation, which ranges from three to eight years.

   STOCK ISSUANCE COSTS - The costs incurred in connection with the issuance of redeemable Class B nonvoting convertible stock have been deducted from the proceeds. Such amounts are being amortized by a charge to retained earnings over a period of ten years, at which time the carrying value of stock will be equal to its cash redemption value (see Note 7).

   SALE OF DIRECT FINANCE LEASES - The Company at times sells future direct financing lease payments, on a limited recourse basis, to lenders in return for a cash payment. In the case of default by the lessee, the lender has a first lien on the underlying leased equipment. In the event the sale or re-lease proceeds from the underlying equipment do not satisfy the remaining lessee's obligation to the lender, the Company is responsible for a predetermined amount of that obligation. When the sale of direct finance leases occurs, proceeds from the sale, less the net book value of direct finance leases sold and an estimated loss allowance, are recorded as a component of gain on early termination of leases.

   NET INCOME (LOSS) PER COMMON SHARE - Primary net income (loss) per common share is based on the weighted average number of shares of Class A common stock outstanding during the year which was 400,000 shares for each of the three years in the period ended December 31, 1996. Fully diluted net income
   (loss) per common share is the same as primary net income per share due to the antidilutive effect on net income (loss) per share of any assumed conversion of the Class B nonvoting convertible stock and the common stock warrants.

   IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS -In 1996 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" related to Berthel Fisher & Company, Inc.'s stock option plans. This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted the disclosure option under this standard and continues to recognize stock-based compensation to employees under the intrinsic value method. The pro forma net loss and loss per share amounts assuming the fair value method was adopted are immaterial and, therefore, not disclosed. The adoption of this standard did not impact results of operations, financial position or cash flows.

   The Company will adopt SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on whether control has been transferred. The adoption of this standard is not expected to have a material impact on results of operations, financial position, or cash flows.

   RECLASSIFICATIONS - Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

2.   NOTES RECEIVABLE AND DIRECT FINANCING LEASES

   Notes receivable are comprised of the following:

                                                                 DECEMBER 31,
                                                              1996          1995
Notes receivable, collateralized primarily by telephone
equipment and related site agreements, 13.9% to 16.5%,
maturing through December 2000                              $6,530,354    $7,318,579
                                                          ============  ============

   The Company's net investment in direct financing leases consists of the following:

                                                   DECEMBER 31,
                                                1996           1995
Minimum lease payments receivable             $11,526,828    $8,857,562
Estimated unguaranteed residual values            954,502       981,969
Unamortized initial direct costs                  236,910       116,435
Unearned income                               (2,867,880)   (1,983,666)
                                           --------------  ------------
Net investment in direct financing leases      $9,850,360    $7,972,300
                                           ==============  ============

   The balance of direct financing leases sold with recourse that remain uncollected at December 31, 1996 and 1995 was $4,269,468 and $2,215,287,
   respectively.

   At December 31, 1996, future minimum lease payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:

                             MINIMUM         ESTIMATED
                          LEASE PAYMENTS   UNGUARANTEED
                            RECEIVABLE    RESIDUAL VALUES
Year ending December 31:
                    1997      $3,887,957          $36,354
                    1998       2,702,486          240,887
                    1999       2,150,673           76,055
                    2000       1,828,501          167,010
                    2001         957,211          434,196
                          --------------  ---------------
                             $11,526,828         $954,502
                          ==============  ===============

   The Company and certain affiliates purchase a substantial portion of telecommunications equipment for lease from Intellicall, Inc., a publicly-held company. The Company's parent is an investor in a limited partnership which owns approximately 7% of the outstanding common stock of Intellicall, Inc. In addition, a principal stockholder of the Company's parent is also an investor in this limited partnership.

   The Company leases equipment to certain companies for which Berthel Fisher & Company Financial Services, Inc., an affiliate, provides financing and investment advisory services or for which the Company or its affiliates have an ownership interest. The Company also leases equipment to certain companies in which certain directors own a controlling interest. The Company's net investment in direct financing leases with these companies approximated $1,253,000 and $2,241,000 at December 31, 1996 and 1995,
   respectively.

   Two customers each account for 10% or more of the amount of income from direct financing leases during one or more of the periods presented, as follows:

               YEAR ENDED DECEMBER 31
              1996      1995      1994
Customer A       6 %       7 %      13 %
Customer B         2        10  -

3.   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

   The changes in the allowance for possible loan and lease losses are as follows:

                                   YEAR ENDED DECEMBER 31,
                                 1996        1995        1994
Balance at beginning of year    $291,605    $169,260    $236,717
Provision                        592,874     175,139      67,457
Charge-offs                    (471,563)    (52,794)   (134,914)
                              ----------  ----------  ----------
Balance at end of year          $412,916    $291,605    $169,260
                              ==========  ==========  ==========

   The allowance for loan and lease losses consisted of a specific allowance for a lease of $100,000 at December 31, 1996 and a general unallocated allowance of $312,916, $291,605, and $169,260 at December 31, 1996, 1995 and
   1994, respectively.

   On October 10, 1995, a lessee of the Company, Value-Added Communications ("VAC"), filed a petition under Chapter 11 of the Bankruptcy Act. At the time VAC's petition for bankruptcy was filed, VAC had several leases with the Company. At December 31, 1995, VAC's leases had a net investment balance of $927,731, which represented approximately 6.2% of the Company's total net investment in leases and financing contracts. As a result of the Company's collateralized position with respect to its VAC leases and because the leases had been guaranteed by a strong guarantor, the Company was able to negotiate a settlement with VAC that resulted in the equipment being re-leased to MCI Telecommunications Corporation at no loss to the Company.

   On May 6, 1996, a lessee of the Company, United Tele-Systems of Virginia, Inc. ("UTS") filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. This bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Company exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $432,000. This equipment is currently being operated for the Company under a short-term management agreement. The Company, TIF IX, TIF X and UTS have also been named in a lawsuit, filed by another creditor of UTS. The creditor is claiming $360,000 in compensatory damages and $350,000 in punitive damages. Management believes the lawsuit is without merit and intends to vigorously defend it. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit to avoid protracted litigation costs, the Company expects to incur a loss upon the sale or re-lease of this equipment. Management has charged $324,000 to the provision for possible loan and lease losses for the expected loss. Due to the uncertainty of the fair market value of the equipment and the outcome of the litigation, there can be no assurances that the ultimate loss will not exceed $324,000. The Company's net investment in the equipment, net of the specific allowance, has been reclassified to equipment under operating leases pending its ultimate sale or re-lease under a direct finance lease.

   On October 31, 1996, a lessee of the Company, Soil Recovery Services, Inc. ("SRS"), had an involuntary Petition for Relief under Chapter 7 of the U.S. Bankruptcy Code filed against it. This was converted to a voluntary Chapter 11 on November 25, 1996. At the time the first petition was filed, SRS had various leases with the Company that had a net investment totaling $256,500 and represented 1.4% of the Company's total net investment in leases and finance contracts. A specific allowance for losses of $100,000 has been established through a charge to the provision for possible loan and lease losses based on estimates of the fair value of the equipment under lease.

   During the fourth quarter of 1996, management of the Company provided a specific allowance for a lease with a certain customer for which the Company had not been receiving lease payments. Management is actively working with such customer to arrange for a sale of the assets under lease. A charge of $50,000 was recorded to the provision for possible loan and lease losses representing management's best estimate of the loss on the expected sale of the equipment. Also, due to the uncertainty as to the timing and amount of future payments from such customer and as to the sale of the assets under lease, the Company reclassified its net investment in the lease at December 31, 1996 of $144,972, net of the specific allowance, to equipment leased under operating leases.

4.   INVESTMENTS IN LIMITED PARTNERSHIPS

   The Company is the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX"). TIF IX is a limited partnership which raised approximately $17 million through a best-efforts public offering of its limited partnership units. At December 31, 1996 and 1995, the Company's investment in TIF IX consisted of its allocated general partnership interest, unreimbursed costs incurred by the Company in connection with the public offering and temporary loans made to the partnership. Pursuant to the partnership agreement, TIF IX reimbursed the Company for offering and promotional expenses incurred up to 4% of the capital raised. The unreimbursed costs are being amortized on a straight-line basis over a 55-month period which approximates the period of anticipated future revenues from TIF IX. As of December 31, 1996 and 1995, the unamortized balance of these unreimbursed costs aggregated $33,482 and $81,681, respectively.

   The Company is the general partner of Telecommunications Income Fund X, L.P. ("TIF X"). TIF X is a limited partnership which raised approximately $22.6 million through a best-efforts public offering of its limited partnership units. At December 31, 1996 and 1995, the Company's investment in TIF X consisted of its allocated general partnership interest, unreimbursed costs incurred by the Company in connection with the public offering and temporary loans made to the partnership. Pursuant to the partnership agreement, TIF X will reimburse the Company for offering and promotional expenses incurred up to 4% of the capital raised. During the years ended December 31, 1996 and 1995, the Company received $13,604 and $14,536, respectively, for reimbursement of such expenses. As of December 31, 1996 and 1995, these unreimbursed costs aggregated $0 and $13,604, respectively.

   Combined summarized financial information for TIF IX and TIF X is as follows:

                                                                               DECEMBER 31,
                                                                      1996                  1995
Assets:
Net investment in direct financing leases                             $33,330,000              $43,164,000
Other assets                                                            3,573,000                4,964,000
                                                                -----------------  -----------------------
Total assets                                                          $36,903,000              $48,128,000
                                                                =================  =======================
Liabilities and partners' equity
Liabilities:
Notes payable, guaranteed by the Company (Note 12)                     $5,900,000              $13,149,000
Other liabilities                                                       1,485,000                2,079,000
                                                                -----------------  -----------------------
Total liabilities                                                       7,385,000               15,228,000
                                                                -----------------  -----------------------
Partners' equity:
General partner                                                            22,000                   24,000
Limited partners                                                       29,559,000               32,876,000
Other equity                                                             (63,000)                        -
                                                                -----------------  -----------------------
Total partners' equity                                                 29,518,000               32,900,000
                                                                -----------------  -----------------------
Total liabilities and partners' equity                                $36,903,000              $48,128,000
                                                                =================  =======================





                                                            YEAR ENDED DECEMBER 31
                                                              1996               1995             1994
Income from direct financing leases                           $6,070,000        $6,585,000      $5,177,000
Other revenue                                                    924,000           200,000          81,000
Provision for possible losses                                (1,671,000)         (923,000)       (630,000)
Impairment loss on equipment                                   (971,000)                 -               -
Expenses                                                     (3,148,000)       (2,661,000)     (1,548,000)
                                     -----------------------------------  ----------------  --------------
Net income                                                    $1,204,000        $3,201,000      $3,080,000
                                     ===================================  ================  ==============
Income allowable to the Company                                     $680            $1,657          $2,280
                                     ===================================  ================  ==============
Net income per partnership unit:
TIF IX                                                            $14.83            $24.26          $26.23
TIF X                                                              $2.17            $17.15          $21.22

   The Company receives a management fee equal to 5% of the amount of gross rental payments received by TIF IX and TIF X. During the years ended December 31, 1996, 1995 and 1994, gross fees aggregated $702,266, $864,838 and $657,486, respectively. The Company, in turn, pays 50% of these fees to its parent. In addition, the Company is reimbursed for certain other costs under administrative services agreements. Amounts received by the Company pursuant to these agreements amounted to $147,000, $168,107 and $167,907 for the years ended December 31, 1996, 1995 and 1994, respectively.

   The Company receives 4% of all leases acquired by TIF IX and TIF X during the initial funding period, which the Company reports as an acquisition fee. Amounts reported by the Company as acquisition fees were $0, $123,687 and $857,797 for the years ended December 31, 1996, 1995 and 1994, respectively. The initial funding period ended during 1995.

   TIF IX leases equipment to certain companies for which Berthel Fisher & Company Financial Services, Inc., an affiliate of the Company, provides financing and investment advisory services. TIF IX's net investment in direct financing leases with these companies approximated $447,000 and $4,262,000 at December 31, 1996 and 1995, respectively.

   TIF X leases equipment to certain companies for which Berthel Fisher & Company Financial Services, Inc., an affiliate of the Company, provides financing and investment advisory services. TIF X's net investment in direct financing leases with these companies approximated $2,815,000 and $7,077,000 at December 31, 1996 and 1995, respectively.

   The Company, through Security Finance Corporation, was also a general partner in CFS Security Financing, L.P., a limited partnership organized to raise capital to finance the operations of Monitronics, a distributor and servicer of home alarm systems throughout the United States. During the year ended December 31, 1994, the Company sold its investment in CFS Security Financing, L.P. for $53,848, recognizing a gain of $50,584.

5. CREDIT ARRANGEMENTS
   The Company obtains a portion of its financing under a line-of-credit agreement with a bank. The amount available to borrow under the line-of-credit is limited to 75% of its qualified accounts, as defined in the agreement (primarily leases and notes receivable), but, in no case, can exceed $11 million. The line-of-credit bears interest at prime plus 1.7% and is collateralized by substantially all of the Company's assets. The line-of-credit agreement is guaranteed by the Company's parent and a major stockholder of the Company's parent. The agreement expires on November 30, 1997 and management expects, based on discussions with the lender, to renew the agreement. The agreement is also cancellable by the lender after giving a 90-day notice. The average interest rate on amounts outstanding at December 31, 1996 and 1995 under the line-of-credit agreement was 9.95% and 10.2%, respectively.

   The loan agreement contains various restrictive covenants which, among others, restrict dividend payments except to Class B shareholders and Series A preferred shareholders and requires the Company to maintain certain financial ratios including a total liabilities to tangible net worth ratio of not greater than 3.0, a minimum tangible net worth of $650,000 and an interest coverage ratio of 1.1. As of December 31, 1996 the Company was in violation of its minimum tangible net worth and interest coverage ratio.
   The Company has obtained amendments to such covenants from the lender for 1996 which permits compliance. The covenants for 1997 are a leverage ratio of not greater than 2.5, a minimum stockholders' equity (including redeemable stock) of $450,000 plus the net proceeds of any equity offering and an interest coverage ratio of 1.2. As discussed in Note 14, the Company plans to sell up to $2 million of preferred stock in 1997 through an exempt offering. The Company also has plans to sponsor another limited partnership in 1997 which is expected to generate fee income to the Company. As such, the Company expects to be in compliance with the covenants throughout 1997. The Company does not anticipate any problems with the sale of these securities in 1997, however, an alternative plan is in place should any problems occur with respect to the sale of these securities. The alternative plan is to reduce the management fees paid to the parent to maintain compliance with the Company's covenants.

   Notes payable consists of the following at December 31, 1996 and 1995:

                                                                        DECEMBER 31,
                                                                    1996           1995
Collateral trust bonds issued by Berthel Fisher & Company
Leasing, Inc., 9% to 12%, due through 1997                            $20,017       $128,505
Installment loan agreements with banks, 7.75% to 11%,
maturing through 2000 with subjective acceleration clauses,
collateralized by net investment in certain direct financing leases, certain agreements are also guaranteed by the
Company's parent                                                    2,273,632      3,104,117
Capital lease obligations, 5.37%, due through 2000                     17,156          2,899
                                                                -------------  -------------
Notes payable                                                      $2,310,805     $3,235,521
                                                                =============  =============

   Subordinated debt consists of the following:

                                                                           DECEMBER 31,
                                                                        1996          1995
Uncollateralized subordinated debenture payable to
parent, floating interest rate, maturing in 2005                      $2,000,000    $2,000,000
Uncollateralized subordinated note payable to parent, floating
interest rate, converted to Series A preferred stock during 1996               -       264,980
Uncollateralized subordinated notes payable, 9.5% to 10%,
maturing in 2001 and 2004                                              2,995,522             -
Uncollateralized subordinated debentures, 11% to 12%,
maturing through 1998                                                    725,000       725,000
                                                                    ------------  ------------
Total subordinated debt                                               $5,720,522    $2,989,980
                                                                    ============  ============

   Interest expense summarized by category is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                          1996           1995          1994
Line-of-credit agreement                                   $953,912       $392,946    $104,085
Uncollateralized subordinated note payable to parent         31,802         24,792       4,923
Collateral trust bonds issued by Berther Fisher &
Company Leasing, Inc.                                        11,729         55,032      88,793
Collateral trust bonds issued by Security
Finance Corporation                                               -         32,349      30,739
Installment loan agreements with banks                      254,731        281,055     199,814
Capital lease obligations                                     1,532            227          67
Uncollateralized subordinated debentures                    125,374        140,735     131,807
Uncollateralized subordinated debenture to parent           228,277        298,420     162,194
Uncollateralized subordinated notes payable                 183,016              -           -
Other                                                           747          1,974           -
                                                      -------------  -------------  ----------
                                                         $1,791,120     $1,227,530    $722,422
                                                      =============  =============  ==========

   The collateral trust bonds issued by Berthel Fisher & Company Leasing, Inc. are collateralized by certain equipment leases and are redeemable by the bond holder at any time after one year from the date of issuance subject to certain limitations as defined in the agreements, including a maximum redemption in any one year of 5% of the total principal balance outstanding.

   The subordinated note payable and debenture to parent bear interest at prime plus 3% (11.5% at December 31, 1996 and 1995), adjusted semi-annually, with a minimum interest rate of 6% and a maximum rate of 12%. In October 1995, the Company and its parent restructured $2,000,000 of the subordinated note payable to the Company's parent into a subordinated debenture. Under the restructured debenture, the maturity date was extended to December 31, 2005; the debenture was contractually subordinated to the subordinated notes payable and to collateralized debt; and the Company's parent was issued warrants for the purchase of 118,875 shares of common stock of the Company at $16.82 per share, exercisable through October 5, 2000. No value was attributed to the warrant by the Company since the warrant's exercise price was equal to the estimated fair value of the Company's common stock at date of issuance.

   The annual maturities of notes payable and subordinated debt at December 31, 1996 are as follows:

        Year ending December 31:
                                    1997    $1,089,509
                                    1998     1,206,943
                                    1999       338,019
                                    2000       330,088
                                    2001     2,111,246
Thereafter                                   2,955,522
                                          ------------
Total                                       $8,031,327
                                          ============

6.   INCOME TAXES

   The results of the Company's operations are included in the consolidated tax returns of Berthel Fisher & Company, Inc. The entities included in the consolidated returns have adopted the policy of allocating income tax expense or benefit based upon the pro rata contribution of taxable operating income or losses. Generally, this allocation results in profitable companies recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes. Deferred income taxes have been established by each member of the consolidated group based upon the temporary differences within the entity. In certain states, the Company files separate income tax returns. Based on the parent's consolidated tax position, management believes it is more likely than not that the Company's deferred income tax asset will be recoverable.

   Income tax expense (benefit) consisted of the following:

                      YEAR ENDED DECEMBER 31
                  1996           1995         1994
Current              $4,151       $20,000    $122,700
Deferred          (457,871)     (211,200)      74,700
              -------------  ------------  ----------
Income taxes     $(453,720)    $(191,200)    $197,400
              =============  ============  ==========

   The effective tax rate on income (loss) before income taxes and dividends on redeemable preferred stock of subsidiary is different from the prevailing federal income tax rate as follows:

                                                     YEAR ENDED DECEMBER 31
                                                 1996          1995         1994
Income tax at federal statutory rates (34%)    $(438,700)    $(198,900)    $181,800
Tax effect (decrease) of:
State income taxes, net of federal effect        (25,800)         2,600      20,500
Other items                                        10,780         5,100     (4,900)
                                             ------------  ------------  ----------
Income taxes                                   $(453,720)    $(191,200)    $197,400
                                             ============  ============  ==========

   The tax effect of temporary differences giving rise to the Company's net deferred income tax asset are as follows:

                                                              1996          1995
Gross deferred income tax liabilities:
Direct financing leases                                     $(500,000)    $(347,000)
Unamortized costs associated with limited partnerships        (25,000)      (29,000)
Furniture and equipment                                              -      (12,000)
                                                          ------------  ------------
Total                                                        (525,000)     (388,000)
                                                          ------------  ------------
Gross deferred income tax assets:
Alternative minimum tax carryforward                            84,000        84,000
Allowance for possible loan and lease losses                   149,000       113,000
Net operating loss carryforward                                800,000       264,500
Other                                                            7,911             -
                                                          ------------  ------------
Total                                                        1,040,911       461,500
                                                          ------------  ------------
Net deferred income tax asset                                 $515,911       $73,500
                                                          ============  ============

   At December 31, 1996, the Company's net operating loss carryforward aggregates $2,250,000 and expires in 2010.

7. REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK

   The Company's Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B nonvoting convertible stock is convertible on a one-for-one basis up to a maximum of 20% of the Class A common stock of the Company after conversion. The stock is redeemable at $10 per share for a 30-day period after the tenth anniversary of the issuance date (April, 1990 to September, 1991) at the option of the holder. Shares which are not redeemed during that time are automatically converted to Class A common stock on a one-for-one basis. The following summarizes the amounts pertaining to the Class B nonvoting convertible stock:

                                                                       DECEMBER 31,
                                                                     1996        1995
Redeemable Class B nonvoting convertible stock (no par
value-authorized 100,000 shares, issued and outstanding 75,500
shares), at redemption or liquidation value                         $755,000    $755,000
Unamortized stock issuance costs                                    (32,095)    (40,119)
                                                                  ----------  ----------
Class B nonvoting convertible stock                                 $722,905    $714,881
                                                                  ==========  ==========

   During the years ended December 31, 1995 and 1994, the Company allowed redemptions aggregating $200,000 and $45,000, respectively, outside the standard terms of the stock agreement. The 1995 redemption resulted in a gain of $27,270 which has been recorded directly to retained earnings.

8.   PREFERRED STOCK

   Each share of the Series A preferred stock is entitled to cumulative annual dividends of 8% payable, if as and when declared by the Board of Directors, quarterly. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Company's Class A common stock. The preferred stock is redeemable at any time at the option of the Company, on not less than 30 days written notice to registered holders. The redemption price shall be $14.70 per share if redeemed during 1997, $14.56 per share if redeemed during 1998, $14.42 per share if redeemed during 1999, $14.28 per share if redeemed during 2000, $14.14 per share if redeemed during 2001, and $14.00 per share if redeemed thereafter, plus, in each case, accumulated unpaid dividends. Unless previously redeemed by the Company, the holders of the preferred stock are entitled at any time to convert each share into .875 shares of Class A common stock. The preferred stock is not entitled to vote on any matter except where the Iowa Corporation Act requires voting as a class, in which case each share of stock shall be entitled to one vote per share on those matters where the preferred stock is voting as a class. The preferred stock is entitled to a preference on liquidation equal to $14.00 per share, plus accumulated unpaid dividends.

9.   COMMON STOCK WARRANTS

   The Company's common stock warrant activity is summarized as follows:

                                                    EXPIRATION   EXERCISE      NUMBER
                                                       DATE        PRICE     OUTSTANDING
Issued to the parent in 1995 in connection
with the subordinated note payable
restructuring                                          2000          $16.82      118,875
Issued in 1996 in connection with the subordinated
notes payable offering                              2001-2004         16.00       33,011
Issued in 1996 in connection with the preferred
stock/warrant offering:
A Warrant                                              1998           12.00       30,341
B Warrant                                              1999           14.00       30,341
                                                                             -----------
Balance at December 31, 1996                                                     212,568
                                                                             ===========

10.  PROFIT SHARING PLAN

   The Company participates in a qualified profit sharing plan under Internal Revenue Code Section 401(a), including a qualified cash or deferred arrangement under Section 401(k), sponsored by Berthel Fisher & Company Financial Services, Inc. Under the terms of the plan, each participant may elect to defer compensation from 2% to 15%. A matching contribution equal to 50% of the deferred compensation of all eligible participants will be made by the employer up to 4% of each participant's total compensation. The employee contributions to the plan are fully vested and employer contributions vest over five years. The Company's contribution for the years ended December 31, 1996, 1995 and 1994 aggregated $14,927, $11,217 and $7,736, respectively.

11.  MANAGEMENT AND SERVICES AGREEMENTS

   In addition to the agreements described in Note 4, the Company also has an unwritten, month-to-month agreement with its parent in which the Company's parent provides management services at a monthly rate of $17,500, $20,000 and $15,400 during 1996, 1995 and 1994, respectively. In addition, during 1993, the Company paid its parent $50,000 to provide consulting services relating to TIF X for such items as lease documentation, lease approvals, debt structuring and portfolio liquidation. This payment is being amortized to expense over five years, the estimated life of the operating phase of TIF X.

   The Company, from time to time, will engage the services of Berthel Fisher & Company Financial Services, Inc., a broker-dealer wholly owned by the Company's parent. In addition, the Company reimburses Berthel Fisher & Company Financial Services, Inc. for operating expenses incurred on its behalf, including certain expenses related to the administrative services agreements discussed in Note 4. The Company also enters into other arrangements with the parent or its affiliates. Following are the amounts paid by the Company to Berthel Fisher & Company or its affiliates related to these arrangements:

                                                              YEAR ENDED DECEMBER 31
                                                             1996       1995      1994
Issuance costs paid (and capitalized) in connection with
the subordinated notes payable offering                     $223,070  $    -    $     -
Commissions paid on various other transactions                     -     3,935      3,177
TIF IX and TIF X administrative services
expense reimbursements                                             -    46,444     66,867
Operating expense reimbursements                              50,173    77,063     29,214
Office rent                                                        -    28,240     19,200

   During the year ended December 31, 1994, the Company purchased equipment for $318,331, and residuals for $119,027 from certain limited partnerships for whom an affiliate acts as general partner.

12.  COMMITMENTS AND CONTINGENCIES

   The Company is contingently liable for all debts of TIF IX and X as the general partner.

   The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF IX. The line-of-credit agreement allows TIF IX to borrow the lesser of $6.25 million, or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $1,060,490 and $4,113,504 at December 31, 1996 and 1995, respectively.
   The agreement matures on November 30, 1997, is cancellable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF IX. The note is also guaranteed by the Company's parent and a principal stockholder of the Company's parent.

   The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF X. The line-of-credit agreement allows TIF X to borrow the lesser of $7.25 million, or 32% (40% as of November 1996) of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $2,607,911 at December 31, 1996 and $5,685,953 at December 31, 1995. The agreement matures on November 30, 1997, is cancellable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF X. The note is also guaranteed by the Company's parent and a principal stockholder of the Company's parent.

   The Company also has guaranteed amounts outstanding under installment loan agreements of TIF IX and TIF X totaling $2,231,510 and $3,349,294 at December 31, 1996 and 1995, respectively. The agreements are collateralized by certain direct financing leases and a second interest in all assets of TIF IX and TIF X.

   In December 1995 the Company entered into a lease agreement for office space. The lease term began January 1, 1996 and expires December 30, 2000. Rent is $58,368 per year under the agreement.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair value amounts disclosed below are based on estimates prepared by the Company based on valuation methods appropriate in the circumstances. Generally accepted accounting principles do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents, due from affiliates, line-of-credit agreement, and other short-term payables approximates their fair value because of the short maturity of those instruments or the variable interest rate feature of the instruments. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit, interest rate and prepayment risk involved.

   The estimated fair values of the Company's other significant financial instruments are as follows:

                          DECEMBER 31,                DECEMBER 31,
                       1996                        1995
                     CARRYING        FAIR        CARRYING        FAIR
                      AMOUNT        VALUE         AMOUNT        VALUE
Notes receivable     $6,530,354    $6,489,812    $7,318,579    $7,410,066
Notes payable         2,310,805     2,284,873     3,235,521     3,142,587
Subordinated debt     5,720,522     5,945,762     2,989,980     2,989,980

14.  CURRENT OFFERING

   The Company has a private placement best efforts offering in process at December 31, 1996 for the issuance of $2 million of Class A preferred stock and warrants. The Company issued $424,774 of preferred stock and $60,682 of warrants to its parent at December 31, 1996 in exchange for the conversion of the subordinated note payable to parent of $264,980 and the contribution of restricted stock of a public company with an estimated fair value of $220,477. There can be no assurance that the Company will complete the sale of these securities.



                                   * * * * *

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------------------------------

         None


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------------------------------------------------------

The Company's executive officers and directors and their ages and position with the Company are as follows:
     Name                             Age                                   Positions with Company
------------------------------------  ------------------------------------  ----------------------------------------------------

     Thomas J. Berthel                45                                    President, Chief Executive Officer, Director
     Nancy L. Lowenberg               37                                    Vice President, Chief Operating Officer, Director
     Greg Pugh                        39                                    Executive Vice President, Director
     Ronald O. Brendengen             43                                    Treasurer, Chief Financial Officer, Director
     Leslie D. Smith                  50                                    Secretary
     Steven J. Hogan                  51                                    Director
     Emmett J. Scherrman              64                                    Director
     Von L. Elbert                    58                                    Director


     Thomas J. Berthel, Age 45, Chief Executive Officer (1994-present) of the Company, served as president from the Company's inception to 1994, and was elected President in October, 1996. He also serves as Director (inception to present) of the Company. Mr. Berthel served as President of Berthel Fisher & Company Financial Services, Inc. from its inception to 1993, and since 1993 has served as Chief Executive Officer and a Director of Berthel Fisher & Company Financial Services, Inc. Mr. Berthel also serves as President and Chairman of the Board of Berthel Fisher & Company, the parent company of both the Company
and Berthel Fisher & Company Financial Services, Inc.   Mr. Berthel serves as
the Chairman of the Board and Chief Executive Officer of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. Mr. Berthel also serves in various offices and as a Director of various other subsidiaries of Berthel Fisher & Company. In November, 1995, Mr. Berthel was elected a director of Intellicall, Inc., a publicly traded company. He also serves as the Chairman of the Board of Amana Colonies Golf Course, Inc. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Placement Agent. Mr. Berthel has also served as an individual general partner of eight private leasing programs. Mr. Berthel holds a bachelor's degree from St. Ambrose College, Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa, Iowa City, Iowa (1993).

     Nancy L. Lowenberg, age 37, has been elected Vice President and Chief Operating Officer of the Company beginning January 2, 1997. From September 1986 to December, 1996, Ms. Lowenberg has been employed by Firstar Bank Iowa, N.A., in Cedar Rapids as Vice President Commercial Loans for Iowa. As Vice President Commercial Loans, she has been relationship manager of 62 accounts with approximately $70,000,000 of committed credit, with responsibility for annual review and maintenance of existing accounts and business development. From 1981 to 1986, Ms. Lowenberg was employed by First Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa.

     Gregory Pugh, age 39, was appointed Executive Vice President of the Company in 1995. He has served as Vice President since October, 1990. Mr. Pugh was elected to serve as a Director of the Company in August, 1995. Prior to joining the Company, Mr. Pugh was employed by Norwest Mortgage from 1989 to 1990 as Branch Facilities Specialist in Des Moines, Iowa. Mr. Pugh was employed by the Principal Financial Group from 1983 to 1988 in various capacities. His last position with Principal Financial

Group was as a Mortgage Loan Officer. Mr. Pugh was awarded a Bachelor of Science degree in Industrial Administration/Business Management in 1981 from Iowa State University and a Masters of Business Administration degree from Drake University in Des Moines, Iowa in 1990.


     Ronald O. Brendengen, age 43, is the Treasurer, Chief Financial Officer and a Director (1988-present) of the Company. He was elected to his current offices in October, 1996. He has served as Secretary (1994-March, 1995), Treasurer, (1998-August, 1995), and Chief Financial Officer (1994-August, 1995) of the Company. He served as Controller (1985-1993), Treasurer (1987-present, Chief Financial Officer, Secretary and a Director (1987-present) of Berthel Fisher & Company, the parent company of the Company. Mr. Brendengen also serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

     Leslie D. Smith, age 50, is the Secretary (March, 1995-present) of the Company. Mr. Smith serves as the Secretary and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a reporting company. In 1994, Mr. Smith was named General Counsel of Berthel Fisher & Company, parent company of the Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio.
Mr. Smith was employed as an Associate Attorney and as a Senior Attorney for Life Investors, Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990, Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation, where he was responsible for managing the legal department of a GATCH division located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc., in North Sioux City, South Dakota.

     Steven J. Hogan, age 51, was elected a Director of the Company in August, 1995. In May, 1995, Mr. Hogan was elected Chairman and Chief Executive Office of Electronic Exchange & Transfer Corporation. In 1991, Mr. Hogan founded LinkUSA Corporation, a wholesale-only provider of calling card services and other enhanced services to local and interexchange carriers. He served as President and CEO of LinkUSA from its inception until 1994. From 1987 to 1991, Mr. Hogan was Vice President of Communications Research at Telecom*USA Company. From 1985 to 1987, Mr. Hogan was General Manager of the Communication Products Division of Teleconnect Company. Mr. Hogan is Principal Member of Plans and Concepts, L.P., an industry consulting organization offering technical and business planning with particular expertise in telecommunications and transaction processing. Mr. Hogan graduated from the Illinois Institute of Technology with a BS degree in 1968.

     Emmett J. Scherrman, age 65, was elected a Director of the Company in August, 1995. Mr. Scherrman graduated in 1953 from Loras College with a B.A. in accounting , and attended the U.S. Army Finance School, Ft. Benjamin Harrison, from 1953 to 1955. Mr. Scherrman served as President (1997 to 1987) and Chairman of the Board and Chief Executive Officer (1987-1990) of LeaseAmerica Corporation, Cedar Rapids, Iowa. Since his retirement from LeaseAmerica in 1990, Mr. Scherrman has served as a consultant to Brenton Bank and Trust Company, Cedar Rapids, Iowa from 1992 to present. Mr. Scherrman currently serves as a Director of Brenton Bank and Trust Company; Treasurer and Director of Oak Hill Engineering, Inc.; Chairman, Board of Trustees, Mount Mercy College; and Treasurer and Member of the Board of Trustees, Mercy Medical Center.
     Von L. Elbert, age 58, was elected Director of the Company in October, 1996. He has served as a Director of Berthel Fisher & Company, the parent of the Company, since May, 1991. From 1978 to 1988, Mr. Elbert was the President of TLS, Co., a data processing company. from 1988 to 1996, he served as the Vice President, Treasurer and Chief Financial Officer of Galt Sand Company, a manufacturer of wearing apparel. Mr. Elbert also serves as a director of Mercantile Bank of Eastern Iowa. Mr. Elbert received his BBA degree from the University of Iowa in 1962.




ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company for services rendered during 1994, 1995 and 1996 with respect to the Chief Executive Officer and the President of the Company:

                         SUMMARY OF COMPENSATION TABLE


                                                             ANNUAL COMPENSATION

Name and                                      Other Annual       All Other
Principal Position       Year        Salary   Bonus          Compensation  Compensation(1)
-----------------------  ----  ----  ------  ------  ------  ------------  ---------------

Thomas J. Berthel
Chief Executive Officer  1994          $-0-    $-0-              $-0-       $128,683 (2)
                         1995          $-0-    $-0-              $-0-       $169,712 (2)
                         1996          $-0-    $-0-              $-0-       $128,705 (2)



(1) Beginning with meetings held after August 1, 1995, directors of the Company who are also employees of the Company or affiliates of the Company are paid meeting fees of $150 per meeting; directors of the Company who are not also employees of the Company or affiliates of the Company are paid meeting fees of $250 per meeting.

(2) Includes fees received from the parent of the Company for services provided by Mr. Berthel to Telecommunications Income Fund IX, L.P. and Telecommunications Income Fund X, L.P., two limited partnerships for which the Company serves as general partner. The fees received by Mr. Berthel are equal to twenty percent of the management fee received by the Company from the limited partnerships.




     During 1996 the Company paid management fees of $20,000 per month to Berthel Fisher & Company ("BFC") for providing administrative and consulting services of the Company. The terms of this arrangement are set forth in a written contract that expires on December 31, 1996. The contract also provided that BFC would receive 1% of revenues, not to exceed 20% of net profits before taxes for 1995 and 1996, if the Company had before tax profit of $250,000 for those years. After December 31, 1996, the Board of Directors of the Company will extend the contract on such terms as it negotiates with BFC. See "Outlook" under Item 6. Some of the consulting fees paid were for providing the services of Mr. Berthel, Mr. Brendengen and Mr. Smith, each of whom received compensation from BFC for such services. Mr. Berthel, Mr. Brendengen and Mr. Smith also received compensation for services provided to BFC and to other companies affiliated with BFC.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the common voting stock of the Company is owned by Berthel Fisher & Company, Inc. The following table sets forth, as of December 31, 1996, the number of shares of the common stock of Berthel Fisher & Company (the parent of the Company) beneficially owned by (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each person known by the Company to beneficially own more than five percent of the outstanding shares of the common stock of Berthel Fisher & Company, and
(iv) all executive officers and directors of the Company as a group.



                NAME AND ADDRESS OF                                                NUMBER OF SHARES  PERCENT OF OUT-
TITLE OF CLASS  BENEFICIAL OWNER                                              BENEFICIALLY OWNED(1)  STANDING SHARES (2)
--------------  ---------------------------------------------------           ---------------------  -------------------

Common            Thomas J. Berthel (3)
                100 Second Street SE                                               450,000                 42.98%
                Cedar Rapids. IA  52401

Common             Ronald O. Brendengen
                100 Second Street SE                                              29,555                    2.82%
                Cedar Rapids, IA  52401

Common             Greg Pugh
                425 Second Street SE, Ste. 600                                       1,000                  .10%
                Cedar Rapids, IA  52401

Common             Lynn Whiteman (4)
                425 Second Street SE, Ste. 600                                       1,298                  .12%
                Cedar Rapids, IA  52401

Common             Fred P. Fisher (5)
                10875 Benson Drive, Ste. 130                                       121,666                11.62%
                Overland Park, KS  66210

Common             Gary L. Rickels
                Rural Route #1                                                     101,333                 9.68%
                Center Junction, IA  52212

Common             Von L. Elbert
                315 Andover Lane SE                                                 50,000                 4.78%
                Cedar Rapids, IA  52403

Common             All executive officers and directors
                as a group (five persons)                                          532,073                50.82%


(1) Unless otherwise indicated, each person has sole voting and dispositive power over such shares.

(2) Based on 1,046,899 shares of the common stock of Berthel Fisher & Company outstanding at December 31, 1996.

(3) Does not include 500 shares of Class B Nonvoting Convertible Stock of the Company owned by Mr. Berthel's wife. The 500 shares are convertible into less than one tenth of one percent of the Company's common stock. Does not include an option to purchase 15,000 shares of common stock of Berthel Fisher & Company.

(4) Ms. Whiteman resigned her position with the Company effective February 21, 1997.


(5) Includes 104,333 shares owned by Mr. Fisher's individual retirement account.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

     The Company serves as the general partner of two publicly held limited partnerships, Telecommunications Income Fund IX, L.P. ("TIFIX) and Telecommunications Income Fund X, L.P. ("TIFX"). The Company receives management fees from TIFIX and TIFX in its capacity as general partner. The Company has entered into a consulting contract with Mr. Thomas J. Berthel that provides for twenty percent of the management fee from TIFIX to be paid to Mr. Berthel for consulting services provided to the Company in connection with its obligations as the general partner of TIFIX. This contract will continue during the duration of TIFIX. The consulting fees paid to Mr. Berthel on account of services provided to TIFIX were $82,563 and $88,573, and $64,532 in 1995, 1995 and 1996, respectively. Mr. Berthel also provides consulting services to the Company in connection with the Company's obligations as general partner of TIFX. In connection with these services, Mr. Berthel was paid $48,935, $84,573, and $135,091 in 1994, 1995 and 1996, respectively.

     Certain administrative, managerial, consulting and operational services are provided to the Company by its parent Berthel Fisher & Company ("BFC"). Prior to October, 1995, these services were provided on a month to month basis pursuant to terms established from time to time by the Board of Directors of the Company and the Board of Directors of BFC. The amount of fees were determined on an annual basis by the Boards of Directors of the Company and BFC. In October, 1995, the Company and BFC entered into a written agreement whereby BFC would continue to provide these services for the period ending December 31, 1996, and thereafter on an annual basis subject to the approval of the Boards of Directors of both companies. The written agreement specifies the services to be provided and fixes the monthly fee at $20,000.

     T. J. Berthel Enterprises, Inc., a company owned one-half by the Company's parent and one-half by Thomas J. Berthel, is the general partner of a limited partnership that owns approximately 7% of the outstanding common stock of Intellicall, Inc. An individual who owns approximately 4.8% of the Company's parent also owns approximately 9.5% of this limited partnership. In November, 1995, Mr. Berthel was elected to serve on the Board of Directors of Intellicall, Inc.

     The Company has entered into lease transactions with VLE Co and Internet Navigator, Inc., having a net investment of approximately $205,000 and $143,000, respectively. Mr. Von L. Elbert, who has guaranteed the leases with both companies, owns controlling interest in VLE Co. and 20% of Internet Navigator, Inc. The Company has also entered into lease transactions having a net investment of approximately $290,000 with Electronic Exchange & Transfer Corporation. Mr. Steven J. Hogan, who serves as the Chairman and Chief Executive Officer of Electronic Exchange & Transfer Corporation, has guaranteed those leases.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      3.1 Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 to Registration Statement No. 33-98346C are hereby incorporated by reference.
      3.2 Bylaws of the Company, as amended, filed as Exhibit 3.2 to Registration Statement No. 33-98346C are hereby incorporated by reference.
      4.1  Form of Note filed as Exhibit 4.1 to Registration Statement
           No. 33-98346C is hereby incorporated by reference.
      4.2  Form of Indenture by and between the Company and Firstar
           Trust Co., as Trustee filed as Exhibit 4.2 to Registration Statement No. 33-98346C is hereby incorporated by reference.
      4.3  Form of Warrant Certificates filed as Exhibit 4.3 to
           Registration Statement No. 33-98346C is hereby incorporated by reference.
      4.4  Terms of Warrant filed as Exhibit 4.4 to Registration
           Statement No. 33-98346C is hereby incorporated by reference.

     Material Contracts

      10.1 Revolving Loan and Security Agreement filed as Exhibit 10.1 to Registration Statement No. 33-98346C is hereby incorporated by reference.
      10.2 Management Agreement with Berthel Fisher & Company as Exhibit
           10.2 to Registration Statement No. 33-98346C is hereby incorporated by reference.
      10.3 Incentive Stock Option Plan filed as Exhibit 10.3 to
           Registration Statement No. 33-98346C is hereby incorporated by reference.
      10.4 Incentive Bonus Plan filed as Exhibit 10.4 to Registration
           Statement No. 33-98346C is hereby incorporated by reference.
      10.5 Line of Credit with The National Bank of Waterloo filed as
           Exhibit 10.7 to Registration Statement No. 33-98346C is hereby incorporated by reference.
      10.6 Berthel Fisher & Company Subordinated Debenture and Warrant
           filed as Exhibit 10.8 to Registration Statement No. 33-98346C is hereby incorporated by reference.
      10.7 Lease - Business Property (office space) filed as Exhibit
           10.13 to Registration Statement No. 33-98346C is hereby incorporated by reference.
      10.8 Agreement between Southwest Merchant Group and the Company filed as Exhibit 10.14 to Registration Statement No. 33-98346C is hereby incorporated by reference.
      10.9 Consulting agreement with Thomas J. Berthel filed as Exhibit
           10.16 to Registration Statement No. 33-98346C is hereby incorporated by reference.
      10.10 Amendment to Revolving Loan and Security Agreement filed as
           Exhibit 10.16 to Registration Statement No. 33-98346C is hereby incorporated by reference.
      10.11 Agreement between Nutmeg Securities Ltd. and the Company filed as Exhibit 10.17 to Registration Statement No. 33-98346C is hereby incorporated by reference.
      10.12 Amendment to Revolving Loan and Security Agreement filed as
           Exhibit 10.16 to Registration Statement No. 33-98346C is hereby incorporated by reference.
     11 Statement re computation of per share earnings
      16   Letter on Change in Certifying Accountant filed as Exhibit 16 to Registration Statement No. 33-98346C is hereby incorporated by reference.
      21   Subsidiaries of the Registrant
     27 Financial Data Schedule - filed electronically

     (b) Reports on Form 8-K

     1. Form 8-K filed October 30, 1996, covering Item 5 "Other Events"

                                   SIGNATURES

     Pursuant tot he requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                                  (REGISTRANT)


By Berthel Fisher & Company Leasing, Inc.


                  By:                    Date: March 27, 1997
                  ---------------------  ---------------------
                   Thomas J. Berthel
                   President


                  By Berthel Fisher & Company Leasing, Inc.

                  By:                    Date: March 27, 1997
                  ---------------------  ---------------------

                                            Ronald O. Brendengen
                                            Chief Financial Officer, Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                     Date: March 27, 1997
Thomas J. Berthel/s/
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.

                                                     Date: March 27, 1997
Nancy L. Lowenberg/s/
Chief Operating Officer, Director
Berthel Fisher & Company Leasing, Inc.

                                                     Date: March 27, 1997
Ronald O. Brendengen/s/
Treasurer, Director
Berthel Fisher & Company Leasing, Inc.

                                                     Date: March 27, 1997
Gregory G. Pugh/s/
Executive Vice-President, Director
Berthel Fisher & Company Leasing, Inc.

                                                     Date: March 27, 1997
Daniel P. Wegmann/s/
Controller
Berthel Fisher & Company Leasing, Inc.