Form 10QSB
period 1997-03-31
BERTHEL FISHER & CO LEASING INC
filed 1997-05-14
CIK 1002918

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


                        Commission file number 33-98346C


                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


                  Iowa                                  42-1312639
      ---------------------------------     ---------------------------------
        (State or other jurisdiction        (IRS Employer Identification No.)
      of incorporation or organization)


              100 Second Street SE         Cedar Rapids, IA  52401
              ----------------------------------------------------
                    (Address of principal executive offices)

                                (319)   365-2506
                                ----------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                                ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 400,000 shares of Class A common stock

      Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                                     ---    ---

                     BERTHEL FISHER & COMPANY LEASING, INC.


                                     INDEX




PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements (unaudited).

          Balance sheet - March 31, 1997

          Statements of operations - three months ended March 31, 1997 and three months ended March 31, 1996.

          Statements of cash flows - three months ended March 31, 1997 and three months ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


Signatures

                     BERTHEL FISHER & COMPANY LEASING, INC.
                           BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 1997



ASSETS:
    Cash and cash equivalents                                                 $   148,652
    Notes receivable                                                            5,927,848
    Net investment in direct financing leases (Note 3)                          8,792,153
    Allowance for possible loan and lease losses (Note 4)                        (426,210)
                                                                              -----------
    Notes receivable and direct financing leases, net                          14,293,791
    Equipment under operating lease, less accumulated depreciation of $7,784      734,063
    Due from affiliates                                                            42,535
    Investments in:
       Limited partnerships (Note 5)                                              111,347
       Not readily marketable securities, at cost                                 250,477
    Furniture and equipment, less accumulated depreciation of $127,502            210,088
    Deferred income taxes                                                         549,915
    Deferred costs, less accumulated amortization of $197,554                     596,535
    Other assets                                                                  402,617
                                                                              -----------
TOTAL                                                                         $17,340,020
                                                                              ===========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDER'S EQUITY (DEFICIT)
LIABILITIES:
    Line of credit agreement (Note 6)                                         $ 8,246,675
    Trade accounts payable                                                         63,352
    Due to affiliates                                                              66,116
    Accrued expenses                                                              209,456
    Dividends payable                                                              11,006
    Lease security deposits                                                       373,234
    Notes payable (Note 6)                                                      1,851,339
    Subordinated debentures (Note 6)                                              725,000
    Subordinated notes payable (Note 6)                                         2,995,783
    Subordinated debenture payable to parent (Note 6)                           2,000,000
                                                                              -----------
       Total Liabilities                                                       16,541,961
                                                                              -----------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 8)                           724,911
                                                                              -----------

STOCKHOLDER'S EQUITY (DEFICIT):
    Series A preferred stock, no par value-authorized shares, issued and outstanding 51,250 shares (Note 9) ($717,500 liquidation
       value, convertible into 44,844 shares of Class A common stock)             686,760
    Class A common stock, no par value-authorized 1,000,000 shares,
       issued and outstanding 400,000 shares                                        1,000
    Common stock warrants                                                         108,502
    Retained earnings (accumulated deficit)                                      (723,114)
                                                                              -----------
       Total stockholder's equity (deficit)                                       (73,148)
                                                                              -----------

TOTAL                                                                         $17,340,020
                                                                              ===========


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENT OF OPERATIONS (UNAUDITED)




                                                        Three Months Ending
                                                              March 31
                                                        1997           1996
                                                        ----           ----
Revenue:
Income from direct financing leases                   $301,598       $286,510
Management fees from affiliates                        209,564        203,227
Interest income                                        215,960        262,138
Gain on early terminations                              12,762        115,430
Other revenues                                          20,490         32,582
                                                      --------       --------

Total revenues                                         760,374        899,887
                                                      --------       --------

Expenses:
Employment compensation and benefits                   113,301        195,191
Management fees to affiliates                           99,646        147,614
Interest expense                                       409,520        404,084
Provision for possible loan and lease losses            12,546         33,685
Other expenses                                         213,523        175,289
                                                      --------       --------

Total expenses                                         848,536        955,863
                                                      --------       --------

Loss before income taxes                               (88,162)       (55,976)
Income tax credit                                      (32,678)       (19,612)
                                                      --------       --------

Net loss                                               (55,484)       (36,364)
                                                      ========       ========




Loss per common share calculation:
  Net loss                                             (55,484)       (36,364)
  Dividends on convertible preferred stock  (Note 9)   (11,006)           -0-
                                                      --------       --------
  Net loss attributable to Class A stock              $(66,490)      $(36,364)
                                                      ========       ========


  Primary                                             $   (.17)      $   (.09)
  Fully Diluted                                       $   (.17)      $   (.09)



See accompanying notes


                    BERTHEL FISHER & COMPANY LEASING, INC.

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)





                                                               THREE MONTHS ENDED
                                                          MARCH 31, 1997  MARCH 31,1996
                                                          -----------------------------
OPERATING ACTIVITIES
Net Loss                                                    $ (55,484)    $  (36,364)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Amortization                                                 38,659         14,934
  Provision for uncollectible accounts                         12,546         33,685
  Gain on early termination of leases and notes               (12,762)      (115,430)
  Depreciation                                                 19,700         10,018
  Changes in operating assets and liabilities:
   Due from affiliates                                        (11,605)           -0-
   Recoverable/payable under tax allocation agreement         (34,004)        (8,052)
   Other assets                                               (70,920)        (1,452)
   Trade accounts payable excluding equipment
     purchase costs accrued                                   (57,017)       (99,503)
   Due to affiliates                                          (35,922)           -0-
   Accrued expenses                                           (18,561)       (48,554)
                                                       --------------  -------------
Net cash from operating activities                           (225,370)      (250,718)


INVESTING ACTIVITIES
Purchases of equipment for direct financing leases           (604,542)    (3,804,786)
Repayments of direct financing leases                       1,138,642        524,124
Proceeds from sale or early termination of
 direct financing leases                                       19,438      2,341,730
Issuance of notes receivable                                  (75,000)    (1,816,284)
Repayments of notes receivable                                482,900        421,127
Proceeds from early termination of notes receivable           213,098      1,397,100
Distributions from limited partnerships                        42,424        234,942
Net lease security deposits collected (repaid)                 (1,642)        78,783
Purchases of furniture and equipment                             (942)       (56,512)
                                                       --------------  -------------
Net cash from investing activities                          1,214,376       (679,776)


                     BERTHEL FISHER & COMPANY LEASING, INC.

                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)

FINANCING ACTIVITIES
Net proceeds from (repayments) of line of credit       (1,029,356) 1,004,785
Net proceeds from (repayments) of notes payable          (459,467)   169,804
Repayments of long term debt                                  -0-   (389,434)
Net proceeds from issuance of Series A
   preferred stock and warrants                           305,743        -0-
                                                        ---------  ---------
Net cash from financing activities                     (1,183,080)   785,155
                                                      -----------  ---------
Net decrease in cash and cash equivalents                (194,074)  (145,339)
Cash and cash equivalents at beginning of period          342,726    153,849
                                                      -----------  ---------
Cash and cash equivalents at end of period            $   148,652  $   8,510
                                                      ===========  =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                             $   400,250  $ 326,192
 Income taxes                                                 -0-      4,170
Noncash investing and financing activities:
 Amortization of Class B nonvoting convertible
     stock issuance costs                                   2,007      2,007
 Equipment reclassified from direct financing leases
     to operating leases                                  526,395        -0-
 Decrease in trade accounts payable attributed
     to equipment purchase costs                           37,858        -0-


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principle for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996.

2.   ORGANIZATION

     Berthel Fisher & Company Leasing, Inc. (the "Company") is a wholly-owned subsidiary of Berthel Fisher & Company, (the "Parent"). During the year ended December 31, 1994, the Company formed a wholly-owned subsidiary, Communications Finance Corporation. All of the assets and liabilities of Communications Finance Corporation have been assumed by the Company. The Company intends to keep Communications Finance Corporation as a shell for use in future financing transactions.

     The Company is the general partner in two limited partnerships, Telecommunications Income Fund IX, L.P. ("TIFIX") and Telecommunications Income Fund X, L.P. ("TIFX"). The Company accounts for its general partnership interests in TIFIX and TIFX under the equity method of accounting. (See Note
5).

3.   NET INVESTMENT IN DIRECT  FINANCING LEASES

     The Company's net investment in direct financing leases at March 31, 1997 consists of:

              Minimum lease payments receivable       $10,208,367
              Estimated unguaranteed residual values      924,380
              Unamortorized initial direct costs          225,873
              Unearned income                          (2,566,467)
                                                      -----------
                                                      $ 8,792,153
                                                      ===========


4.   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

     The change in the allowance for possible loan and lease losses is as follows:


                     Balance at beginning of year    $ 412,916
                     Provision                          13,294
                     Charge offs                           -0-
                                                     ---------
                                                     $ 426,210
                                                     =========

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

     The allowance for loan and lease losses consists of a specific allowance for a lease of $100,000 and a general unallocated allowance of $326,210 at March 31, 1997. The allowance for possible loan and lease losses was approximately 2.9%, 1.9% and 2.0% at March 31, 1997, December 31, 1996 and March 31, 1996.

5.   INVESTMENT IN LIMITED PARTNERSHIPS



     Combined summarized income statement information for TIFIX and TIFX is as follows:

                                             THREE MONTHS ENDED MARCH 31
                                             ---------------------------
                                                1997              1996
                                                ----              ----


      Income from direct financing leases   $ 1,323,272       $ 1,606,010
      Other revenue                              61,009           278,458
      Provision for possible losses             (36,159)          135,056
      Expenses                                 (458,800)         (798,475)
                                            -----------       -----------
      Net income                            $   889,322       $ 1,221,049
                                            ===========       ===========

      Net income per partnership unit:
      TIFIX                                 $      4.93        $     7.00
      TIFX                                  $      6.14        $     8.24



6.   CREDIT ARRANGEMENTS

     The Company has a note payable consisting of a line-of-credit agreement with a bank. The amount available to borrow under the line-of-credit is limited to 75% of its qualified accounts (primarily leases and notes receivable), but in no case can exceed $11 million. The line-of-credit bears interest at prime plus 1.7% and is collateralized by substantially all of the Company's assets. The line-of-credit agreement is guaranteed by the Company's Parent and a major stockholder of the Company's Parent. The loan agreement contains various restrictive covenants including, among others, covenants that restrict dividend payments except to Class B and Series A preferred stockholders and requires the Company to maintain certain financial ratios including a total liabilities to tangible net worth ratio, as defined in the agreement, of not greater than 2.5, a minimum stockholders' equity (including redeemable stock) of $450,000, plus the net proceeds of any equity offering and an annual interest coverage ratio of 1.2. As of March 31, 1997, the Company was in compliance with the quarterly financial ratio requirements.

     Notes payable at March 31, 1997 consists of:


        Collateral trust bonds issued by Berthel Fisher & Company
          Leasing, Inc., 9% to 12%, due through 1997                         $    6,940
        Installment loan agreements with banks, 7.75% to 11%, maturing through 2000 with subjective acceleration clauses, collateralized by net investment in certain direct financing  leases, certain
          agreements are also guaranteed by the Company's Parent              1,828,351
        Capital lease obligations, 5.37%, due through 2000                       16,048
                                                                             ----------
        Notes payable                                                        $1,851,339
                                                                             ==========

                                       8

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

     Subordinated debt consists of the following

         Uncollateralized subordinated debenture payable to
           Parent, floating interest rate, maturing in 2005 $2,000,000 Uncollateralized subordinated notes payable, 9.5%
           to 10%, maturing in 2001 and 2004                  2,995,522
         Uncollateralized subordinated debentures, 11%
           to 12% maturing through 1998                         725,000
                                                             ----------
         Total subordinated debt                             $5,720,522
                                                             ==========


7.   COMMITMENTS AND CONTINGENCIES

     The Company is contingently liable for all debts of TIF IX and X as the general partner.

     The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFIX. The line-of-credit agreement allows TIFIX to borrow the lesser of $6.25 million or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $1,430,038 at March 31, 1997. The agreement matures on November 30, 1997, is cancelable by the lender after giving 90-day notice and is collateralized by substantially all assets of TIFIX. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

     The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFX. The line-of-credit agreement allows TIFX to borrow the lesser of $7.25 million or 40% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $1,376,823 at March 31, 1997. The agreement matures on November 30, 1997, and is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIFX. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

     The Company has also guaranteed amounts outstanding under installment loan agreements of TIFIX and TIFX totaling $1,935,175 at March 31, 1997. The agreements are collateralized by certain direct financing leases and a second interest in all assets of TIFIX and TIFX.

8.   CLASS B NONVOTING CONVERTIBLE STOCK

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

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following summarizes the amounts pertaining to the Class B nonvoting convertible stock as set forth in the balance sheets at March 31, 1997:

     Class B nonvoting convertible stock (no par value-authorized
      100,000 shares, issued and outstanding 75,500 shares) at
      redemption or liquidation value                             $ 755,000
     Unamortorized stock issuance costs                           $ (30,089)
                                                                  ---------
                                                                  $ 724,911
                                                                  =========


9.   PREFERRED STOCK

     Each share of the Series A preferred stock is entitled to cumulative annual dividends of 8% payable, if as and when declared by the Board of Directors, quarterly. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Company's Class A common stock. The preferred stock is redeemable at any time at the option of the Company, on not less than 30 days written notice to registered holders. The redemption price shall be $14.70 per share if redeemed during 1997, $14.56 per share if redeemed during 1998, $14.42 per share if redeemed during 1999, $14.28 per share if redeemed during 2000, $14.14 per share if redeemed during 2001, and $14.00 per share if redeemed thereafter, plus, in each case, accumulated unpaid dividends. Unless previously redeemed by the Company, the holders of the preferred stock are entitled at any time to convert each share into .875 shares of Class A common stock. The preferred stock is not entitled to vote on any matter except where the Iowa Corporation Act requires voting as a class, in which case each share of stock shall be entitled to one vote per share on those matters where the preferred stock is voting as a class. The preferred stock is entitled to a preference on liquidation equal to $14.00 per share, plus accumulated dividends.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

     Total revenues in the three months ended March 31, 1997 have decreased $139,513 from the same period in 1996 primarily due to a decline of $102,668 in gains on early lease terminations which occurred in the first quarter of 1996. During the 1st quarter of 1996 the Company sold approximately 3.1 million of net investment in direct financing leases to provide the Company the capacity to continue to originate new business. These sales generated gains of approximately $115,000. During the 1st quarter of 1997, disposals of leases and notes amounted to $12,762.

     Interest income declined $46,178 from the same period in 1996 due primarily to principal reduction from normal note payments.

     A reduction in the number of personnel as a result of the Company's plan to slow its growth to better match its funding capacity has resulted in a decrease of $81,890 in employment compensation and benefits as compared to the same period in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (CONTINUED)
        -------------------------

     The Company has reduced the management fees paid to its Parent $6,000 per month. This has resulted in an $18,000 reduction in the 1st quarter of 1997 compared to the 1st quarter of 1996. In addition, the Company, last year paid one-half of the management fees it received from TIFIX and TIFX to its Parent. Effective March 1, 1997, this was discontinued, which resulted in a $29,968 reduction in management fees paid to its Parent for TIFIX and TIFX management fees for the 1st quarter of 1997 compared to the same period in 1996.

     In March, 1997, the Company foreclosed on a lease with Coastal Communications. The net investment in this lease ($545,189) has been reclassified as equipment under operating lease. The Company has entered into a management agreement with a pay phone operator to manage the route with the intent to purchase. The Company expects to incur a loss upon the sale or lease of this equipment. Management believes the Company's loss reserve is sufficient to cover any potential loss with respect to this equipment.


LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon debt financing to originate its leases and notes receivable. At November 30, 1996, the Company had a $10 million revolving line-of-credit with Firstar Bank Milwaukee, N.A. with an expiration date of November, 1997. This line of credit was increased to $11,000,000 in December 1996. At March 31, 1997, $289,204 was available under this line of credit. The line of credit bears interest at prime plus 1.76% and is collateralized by substantially all of the Company's assets. It can be canceled by Firstar on 90 days notice. The line of credit agreement is guaranteed by the Company's Parent and a major stockholder of the Company's Parent. The line of credit is discussed further below.

     From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. This type of financing permits the Company not only to plan for a specific return on a portion of its lease portfolio but also to better utilize its revolving credit line to write new lease business. Through March 31, 1997, the Company had outstanding borrowings of $1,828,351 from various banks in fixed rate loan transactions.

     The Company has also raised funds via private placement debt offerings. At March 31, 1997, the Company was obligated on approximately $2,725,000 of notes issued pursuant to private placement debt offerings, including $2,000,000 payable to its Parent. The amount due the Parent is payable in 2005 while the other obligations are due at various dates through 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (CONTINUED)
        -------------------------

     The Company has a private placement best efforts offering in progress for the issuance of $2 million of Series A preferred stock and warrants. The Company issued $437,500 of preferred stock and $62,500 of warrants to its Parent in exchange for the conversion of the subordinated note payable to its Parent of $264,980 and the contribution of restricted stock of a public company with an estimated fair value of $220,476. At March 31, 1997, the Company has issued a total of $686,760 of preferred stock and $102,500 of warrants.

     In June, 1996, the Company's registration statement on Form SB-2 was declared effective, and the Company began raising funds through the best efforts public offering of its subordinated notes (the "Notes"). Through October 1996, when sales in this offering were terminated by the Company, the Company had raised $3,001,000 on a best efforts basis. These Notes were offered in two series. Series A Notes pay interest on a monthly basis at an annual rate of 9.5% and are due 5 years from issuance. Series B Notes pay interest on a monthly basis at an annual rate of 10% and are due 8 years from issuance. Sales of these Notes were terminated after management became aware of the pending resignation of the president and chief financial officer, and after the Company had decided to pursue plans to slow the growth of the Company to better match its funding capacity and decrease the size of its workforce.

     The credit agreement establishing the Company's line of credit contains various restrictive covenants that include, among others, restrictions on dividend payments except to the holders of Class B and Series A Preferred shares. The Company is also required to maintain minimum stockholders equity of $450,000 plus the net proceeds of any equity offering measured on a quarterly basis.

     The Company does not have sufficient operating capital to continue originating leases for its own portfolio for more than a few months. The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as TIFIX and TIFX. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. See "Outlook" below.


OUTLOOK

     This Section and other portions of this Quarterly Report on Form 10-QSB contains statements relating to future results of the Company that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in economic conditions, changes in interest rates, availability to the Company of lease business, changes in personnel, regulation of the telecommunications industry, and the success or failure of the Company's customers as well as other risks and uncertainties. The Company does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (CONTINUED)
        -------------------------

     The Company anticipates that existing capital resources, cash flows from operations, and financing from the Company's Parent, will be adequate to satisfy the Company's minimum capital requirements for the next twelve months The Company's plans and forecasts for future growth and profitability, however, anticipate the need for additional capital through a preferred equity financing and the sponsorship of another public limited partnership from which the Company will generate fee income.

     Management of the Company believes that the Company does not have sufficient operating capital to continue originating leases for its own portfolio for more than a few months. The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as TIFIX and TIFX. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. The Company's primary source of capital for itself is the private placement offering for the issuance of $2 million of Class A preferred stock and warrants. There are many factors that may preclude the Company from raising the necessary funds, including without limitation lack of investor interest and failure of the Company to operate successfully in 1997. If sufficient funds are not available from the offering, the Company will have to consider the alternatives for obtaining capital, including the sale of existing leases owned by the Company and obtaining new capital from the Company' Parent. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of leases cannot be found, interest rates increase, the Company's Parent has no funds available to it or the Company fails to operate effectively in 1997. The Company's long term success is highly dependent upon the success of the Company in obtaining additional funds.

     The Company's current business plan anticipates that the Company will sponsor a limited partnership (the "Fund") similar to TIFIX and TIFX, for which the Company will serve as general partner. The Company intends to register interests in the fund under the Securities Act of 1933 and offer those interests publicly. If such an offering is successful, the Company, as general partner, would originate leases and finance contracts for the Fund, resulting in the Company realizing acquisition fees and management fees. The Company cannot predict whether it will sponsor the Fund and, if it does sponsor the Fund, whether the Fund will have sufficient capital to begin operations any time in 1997. The Company may not be able to rely upon the availability of the Fund's capital to originate leases. The Fund could be delayed or abandoned due to several factors, including the inability of the Company to qualify as the general partner, the failure of the Fund's offering due to lack of investor interest, delay in organizing the Fund, delay of the effectiveness of the Fund's registration statement as well as other factors. If the public offering is not successful, the Company would not be able to originate leases for the Fund, and would not realize revenue from management fees and origination fees. The Company's long term success is highly dependent upon the success of the Company's planned sponsorship and subsequent successful offering of the Fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (CONTINUED)
        -------------------------

     The credit agreement establishing the line of credit contains various restrictive covenants that include, among others, restrictions on divided payments except to the holders of Class B and Series A Preferred shares, maintaining an interest coverage ratio and maintaining minimum stockholders equity measured on a quarterly basis. Management believes it will be able to maintain compliance with the covenants in 1997. Management also expects, based on discussion with the lender, to renew the line of credit when it comes due in November 1997. However, the Company may be in violation of one or more of these covenants, and if it is, the bank may not grant the amendments and waivers requested by the Company. Continued adverse operating results could cause noncompliance with these covenants, in which event the bank could immediately accelerate the maturity of the entire outstanding balance under the line of credit or deny or restrict the Company's access to funds under the line of credit, thus materially and adversely affecting the Company's financial condition and continuing business operations. Also, certain other debt obligations of the Company contain standard cross-default provisions. Non-compliance with these covenants could result in the immediate acceleration of the maturity of such other debt.

                          PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS
        -----------------

    None


ITEM 2. CHANGES IN SECURITIES
        ---------------------

    There is no public trading market for any of the Company's debt or equity securities.

                                        Number of                 Number of
                                      Shareholders at        Shares Outstanding
       Title of Class                 March 31, 1997         at March 31, 1997
       --------------                 --------------         ----------------
       Class A. Common                       1                     400,000
       Class B Nonvoting Convertible        31                      75,500
       Series A Preferred                    9                      30,341



     The Company has never paid or declared any dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future.

     The Class B Stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year up to a maximum of $1.20 per share. The Class B Stock is convertible to Class A Common Stock of the Company on a one for one basis. The Class B Stock is redeemable at $10.00 per share for a 30 day period after the tenth anniversary of the issuance date (April 1990 to December 1991) at the option of the holder. Class B Stock not redeemed during that time is automatically converted to Class A. Common Stock on a one for one basis. The Company declared dividends on Class B Stock of $-0- in 1996, $-0-in 1995, and $114,600 in 1994.

     Securities sold during the three months ended March 31, 1997 not registered under the Securities Act:


                                     Number        Total
     Title of Class                 of Shares  Offering Price  Commissions
     -----------------------------  ---------  --------------  -----------
     Units consisting of Series A
     Preferred Stock, "A" Warrants  20,000     $320,000        $28,800
     and "B" Warrants



     Exemption from registration from the Securities Act of the Units was claimed under Rule 505 and 506 of Regulation D. The Units consisting of Series A Preferred Stock, "A" Warrants and "B" Warrants was offered only to accredited investors.

        ----------------------------------

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

     The Series A Preferred Stock is the first series of Preferred Stock designated by the Board of Directors. The Board has no present plans to issue any other series of Preferred Stock. However, purchasers of the Preferred Shares offered should be aware that the holders of any series of the Preferred Stock which may be issued in the future could have voting rights, rights to receive dividends or rights to distribution in liquidation superior to those of holders of the Preferred Shares or Common Stock, thereby diluting or negating the voting rights, dividend rights or liquidation rights of the holders of the Preferred Shares of Common Stock.

Dividends

     Each share of Series A Stock is entitled to cumulative annual dividends of 8% payable if, as and when declared by the Board of Directors on March 31, June 30, September 30 and December 31, with dividends to be distributed April 15, July 15, October 15 and January 15. With respect to the first dividend to be paid after issuance of a particular share of Series A. Stock, the 8% dividend shall be prorated from the date of issuance to the March 31, June 30, September 30 or December 31 immediately following such date of issuance. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Common Stock. Series A Stock does not participate in dividends declared on Common Stock or any other class of stock issued by the Company.

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

         ---------------------------------

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

     The exercise price with respect to each "A" Warrant is $12.00 per share of Common Stock. The exercise price with respect to each "B" Warrant is $14.00 per share of Common Stock. A Warrant may be exercised by paying the exercise price and surrendering the Warrant Certificate to the Company at its principal office with the Election to Purchase" form set forth on the Warrant Certificate duly completed and exercised by the Holder. Upon exercise of a Warrant and payment of the exercise price, the number of shares of Common Stock as to which the Warrant is exercised will be issued. The payment of the exercise price must be made in full and in cash at the principal office of the Company.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None


ITEM 5.  OTHER INFORMATION
         -----------------

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     a.  Exhibits - None
     b.  No Report on Form 8-K was filed for the quarter ended March 31, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
                                  (Registrant)



Date:                                   Ronald O. Brendengen/s/
       ------------                     ---------------------------------------
                                        Ronald O. Brendengen, Chief Financial
                                        Officer, Treasurer




Date:                                   Daniel P. Wegmann/s/
       ------------                     ---------------------------------------
                                        Daniel P. Wegmann, Controller