Form 10QSB
period 1997-06-30
BERTHEL FISHER & CO LEASING INC
filed 1997-08-14
CIK 1002918

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


                       Commission file number  33-98346C


                     BERTHEL FISHER & COMPANY LEASING, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                    Iowa                               42-1312639
    -------------------------------------  ------------------------------------
         (State or other jurisdiction       (IRS Employer Identification No.)
      of incorporation or organization)


              100 Second Street SE         Cedar Rapids, IA  52401
              ----------------------------------------------------
                    (Address of principal executive offices)

                              (319)   365-2506
                              ----------------
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
400,000 shares of Class A common stock
--------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes   No  X
                                                              --    --

                     BERTHEL FISHER & COMPANY LEASING, INC.


                                     INDEX




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Balance sheet - June 30, 1997

          Statements of operations - three months ended June 30, 1997 and three months ended June 30, 1996. Six months ended June 30, 1997 and six months ended June 30, 1996

          Statements of cash flows - six months ended June 30, 1997 and six months ended June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

                     BERTHEL FISHER & COMPANY LEASING, INC.
                           BALANCE SHEET (UNAUDITED)
                                 JUNE 30, 1997



ASSETS:
    Cash and cash equivalents                                                       $    73,712
    Notes receivable                                                                  4,803,492
    Net investment in direct financing leases (Note 3)                                9,057,926
    Allowance for possible loan and lease losses (Note 4)                              (389,793)
                                                                                    -----------
    Notes receivable and direct financing leases, net                                13,471,625
    Equipment under operating lease, less accumulated depreciation of $15,568           723,668
    Due from affiliates                                                                  36,317
    Investments in:
       Limited partnerships (Note 5)                                                     87,605
       Not readily marketable securities, at cost                                       975,482
    Furniture and equipment, less accumulated depreciation of $133,462                  212,686
    Deferred income taxes                                                               581,299
    Deferred costs, less accumulated amortization of $236,185                           557,876
    Other assets                                                                        332,608
                                                                                    -----------
TOTAL                                                                               $17,052,878
                                                                                    ===========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDER'S EQUITY (DEFICIT)
LIABILITIES:
    Line of credit agreement (Note 6)                                               $ 7,697,095
    Trade accounts payable                                                               38,636
    Due to affiliates                                                                    66,754
    Accrued expenses                                                                    187,088
    Dividends payable                                                                    18,520
    Lease security deposits                                                             392,925
    Notes payable (Note 6)                                                            1,808,693
    Subordinated debentures (Note 6)                                                    725,000
    Subordinated notes payable (Note 6)                                               2,996,042
    Subordinated debenture payable to parent (Note 6)                                 2,000,000
                                                                                    -----------
       Total Liabilities                                                             15,930,753
                                                                                    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 8)                                 726,917
                                                                                    -----------

STOCKHOLDER'S EQUITY (DEFICIT):
    Series A preferred stock, no par value-authorized 125,000 shares, issued and outstanding 81,250 shares (Note 9) ($1,137,500 liquidation
       value, convertible into 71,094 shares of Class A common stock)                 1,038,205
    Class A common stock, no par value-authorized 1,000,000 shares,
       issued and outstanding 400,000 shares                                              1,000
    Common stock warrants                                                               168,502
    Retained earnings (accumulated deficit)                                            (812,499)
                                                                                    -----------
       Total stockholder's equity                                                       395,208
                                                                                    -----------

TOTAL                                                                               $17,052,878
                                                                                    ===========


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENT OF OPERATIONS (UNAUDITED)




                                                                Three Months Ending
                                                                     June 30
                                                              1997             1996
                                                           ----------       ----------
REVENUE:
    Income from leases                                     $  293,882       $  258,551
    Management fees from affiliates                           187,283          196,623
    Interest income                                           191,006          280,028
    Gain on early terminations                                  1,913           82,679
    Other revenues                                              4,474           41,948
                                                           ----------       ----------

    Total revenues                                            678,558          859,829
                                                           ----------       ----------

EXPENSES:
    Employment compensation and benefits                       93,612          227,635
    Management fees to affiliates                              62,500          144,311
    Interest expense                                          400,977          402,795
    Provision for possible loan and lease losses               12,166           51,329
    Other expenses                                            209,545          181,832
                                                           ----------       ----------

    Total expenses                                            778,800        1,007,902
                                                           ----------       ----------

Loss before income taxes                                     (100,242)        (148,073)
Income tax credit                                             (31,383)         (52,707)
                                                           ----------       ----------

Net loss                                                   $  (68,859)      $  (95,366)
                                                           ==========       ==========




LOSS PER COMMON SHARE CALCULATION:
  Net loss                                                 $  (68,859)      $  (95,366)
  Dividends on convertible preferred stock  (Note 9)          (18,519)             -0-
                                                           ----------       ----------
  Net loss attributable to Class A stock                   $  (87,378)      $  (95,366)
                                                           ==========       ==========

  Primary                                                  $     (.22)      $     (.24)
  Fully Diluted                                            $     (.22)      $     (.24)




See accompanying notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENT OF OPERATIONS (UNAUDITED)




                                                             Six Months Ending
                                                                  June 30
                                                             1997         1996
                                                       ------------  -------------
REVENUE:
     Income from leases                                $    595,480  $     545,061
     Management fees from affiliates                        396,847        399,850
     Interest income                                        406,966        542,166
     Gain on early terminations                              14,675        198,109
     Other revenues                                          24,964         74,530
                                                       ------------  -------------

     Total revenues                                       1,438,932      1,759,716
                                                       ------------  -------------

EXPENSES:
     Employment compensation and benefits                   206,913        422,826
     Management fees to affiliates                          162,146        291,925
     Interest expense                                       810,497        806,879
     Provision for possible loan and lease losses            24,712         85,014
     Other expenses                                         423,068        357,121
                                                       ------------  -------------

     Total expenses                                       1,627,336      1,963,765
                                                       ------------  -------------

Loss before income taxes                                   (188,404)      (204,049)
Income tax credit                                           (64,061)       (72,319)
                                                       ------------  -------------

Net loss                                               $   (124,343) $    (131,730)
                                                       ============  =============



LOSS PER COMMON SHARE CALCULATION:
  Net loss                                             $   (124,343) $    (131,730)
  Dividends on convertible preferred stock  (Note 9)        (29,525)           -0-
                                                       ------------  -------------
  Net loss attributable to Class A stock               $   (153,868) $    (131,730)
                                                       ============  =============


  Primary                                              $       (.38) $        (.33)
  Fully Diluted                                        $       (.38) $        (.33)




See accompanying notes

                    BERTHEL FISHER & COMPANY LEASING, INC.

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                               JUNE 30, 1997        JUNE 30, 1996
                                                            --------------------------------------
OPERATING ACTIVITIES
Net Loss                                                      $   (124,343)         $  (131,730)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Amortization                                                       77,318               41,355
 Provision for uncollectible accounts                               24,712               85,014
 Gain on early termination of leases and notes                     (14,675)            (198,109)
 Depreciation                                                       38,231               36,418
 Changes in operating assets and liabilities:
   Due from affiliates                                              (5,387)                 -0-
   Recoverable/payable under tax allocation agreement              (65,388)             (56,859)
   Other assets                                                       (906)             (31,675)
   Trade accounts payable excluding equipment
     purchase costs accrued                                        (81,733)            (174,846)
   Due to affiliates                                               (35,204)                 -0-
   Accrued expenses                                                (40,926)             (61,516)
                                                              ------------          -----------
Net cash from operating activities                                (228,301)            (491,947)


INVESTING ACTIVITIES
Purchases of equipment for direct financing leases              (1,486,725)          (6,139,723)
Repayments of direct financing leases                            1,640,556            1,028,145
Proceeds from sale or early termination of
 direct financing leases                                            97,790            5,290,716
Issuance of notes receivable                                       (75,000)          (3,394,584)
Repayments of notes receivable                                     789,133              921,342
Proceeds from early termination of notes receivable                287,467            1,599,619
Distributions from limited partnerships                             66,166              414,444
Net lease security deposits collected                               18,049              112,365
Purchases of furniture and equipment                               (14,289)             (87,907)
                                                              ------------          -----------
Net cash from investing activities                               1,323,147             (255,583)

                     BERTHEL FISHER & COMPANY LEASING, INC.

                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)




FINANCING ACTIVITIES
Net repayments of line of credit                            (1,578,936)         (166,633)
Net proceeds from (repayments) of notes payable               (502,112)        1,120,610
Net proceeds from issuance of Series A
   preferred stock and warrants                                717,188              -0-
                                                           -----------       -----------
Net cash from financing activities                          (1,363,860)          953,947
                                                           -----------       -----------
Net decrease in cash and cash equivalents                     (269,014)         (206,417)
Cash and cash equivalents at beginning of period               342,726           153,849
                                                           -----------       -----------
Cash and cash equivalents at end of period                 $    73,712       $   360,266
                                                           ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                                  $   805,610       $   792,341
 Income taxes                                                      -0-             4,170
Noncash investing and financing activities:
 Amortization of Class B nonvoting convertible
     stock issuance costs                                        4,014             4,017
 Equipment reclassified from direct financing leases
     to operating leases                                       526,395               -0-
 Decrease in trade accounts payable attributed
     to equipment purchase costs                                37,858               -0-

Note receivable converted to investment in
 not readily marketable security                               715,000               -0-


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principle for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996.

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

3.   NET INVESTMENT IN DIRECT FINANCING LEASES

     The Company's net investment in direct financing leases at June 30, 1997 consists of:


              Minimum lease payments receivable       $10,399,250
              Estimated unguaranteed residual values      984,347
              Unamortorized initial direct costs          221,215
              Unearned income                          (2,546,886)
                                                      -----------
                                                      $ 9,057,926
                                                      ===========


4.   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

     The change in the allowance for possible loan and lease losses for the six months ended June 30, 1997 is as follows:


                     Balance at beginning of year  $412,916
                     Provision                       24,712
                     Charge offs                    (55,212)
                     Recoveries                       7,377
                                                   --------
                                                   $389,793
                                                   ========


                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

     The allowance for loan and lease losses consists of a specific allowance for a lease of $100,000 and a general unallocated allowance of $289,793 at June 30, 1997. The general unallocated allowance for possible loan and lease losses expressed as a percent of the total portfolio is as follows:

       June 30, 1997              December 31, 1996              June 30, 1996
       -------------              -----------------              -------------
           2.1 %                        1.9 %                        2.0 %


5. INVESTMENT IN LIMITED PARTNERSHIPS

   Combined summarized income statement information for TIFIX and TIFX is as follows:

                                                               SIX MONTHS ENDED  JUNE 30
                                                       -----------------------------------------
                                                           1997                          1996
                                                       -----------                 -------------
 Income from direct financing leases                   $ 2,598,576                 $   3,057,813
 Other revenue                                              74,341                       388,563
 Provision for possible losses                             (88,903)                     (782,549)
 Expenses                                               (1,147,953)                   (1,593,511)
                                                       -----------                 -------------
 Net income                                            $ 1,436,061                 $   1,070,316
                                                       ===========                 =============

 Net income per partnership unit:
 TIFIX                                                 $      9.46                 $        9.80
 TIFX                                                  $      8.80                 $        4.47


6.    CREDIT ARRANGEMENTS

     The Company has a note payable consisting of a line-of-credit agreement with a bank. The amount available to borrow under the line-of-credit is limited to 75% of its qualified accounts (primarily leases and notes receivable), but in no case can exceed $11 million. The line-of-credit bears interest at prime plus 1.7% and is collateralized by substantially all of the Company's assets. The line-of-credit agreement is guaranteed by the Company's Parent and a major stockholder of the Company's Parent. The loan agreement contains various restrictive covenants including, among others, covenants that restrict dividend payments except to Class B and Series A preferred stockholders and requires the Company to maintain certain financial ratios including a total liabilities to tangible net worth ratio, as defined in the agreement, of not greater than 2.5, a minimum stockholders' equity (including redeemable stock) of $450,000, plus the net proceeds of any equity offering and an annual interest coverage ratio of 1.2. As of June 30, 1997, the Company was in compliance with the leverage ratio, however it is short of the quarterly minimum stockholders equity requirement by $28,800 and has received a waiver from the bank.

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

     Notes payable at June 30, 1997 consists of:


     Installment loan agreements with banks, 7.75% to 11%, maturing through 2000 with subjective acceleration clauses, collateralized by net investment in certain direct financing  leases, certain
        agreements are also guaranteed by the Company's Parent             1,793,786
     Capital lease obligations, 5.37%, due through 2000                       14,907
                                                                          ----------
       Notes payable                                                      $1,808,693

Subordinated debt consists of the following:

     Uncollateralized subordinated debenture payable to
       Parent, floating interest rate, maturing in 2005                   $2,000,000
     Uncollateralized subordinated notes payable, 9.5%
       to 10%, maturing in 2001 and 2004                                   2,996,042
     Uncollateralized subordinated debentures, 11%
       to 12% maturing through 1998                                          725,000
                                                                          ----------
     Total subordinated debt                                              $5,721,042
                                                                          ==========



7.   COMMITMENTS AND CONTINGENCIES

     The Company is contingently liable for all debts of TIF IX and X as the general partner.

     The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFIX. The line-of-credit agreement allows TIFIX to borrow the lesser of $6.25 million or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $1,483,132 at June 30, 1997. The agreement matures on November 30, 1997, is cancelable by the lender after giving 90-day notice and is collateralized by substantially all assets of TIFIX. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

     The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFX. The line-of-credit agreement allows TIFX to borrow the lesser of $7.25 million or 40% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $3,756,781 at June 30, 1997. The agreement matures on November 30, 1997, and is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIFX. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

     The Company has also guaranteed amounts outstanding under installment loan agreements of TIFIX and TIFX totaling $1,634,841 at June 30, 1997. The agreements are collateralized by certain direct financing leases and a second interest in all assets of TIFIX and TIFX.

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

The following summarizes the amounts pertaining to the Class B nonvoting convertible stock as set forth in the balance sheets at June 30, 1997:


     Class B nonvoting convertible stock (no par value-authorized
      100,000 shares, issued and outstanding 75,500 shares) at
      redemption or liquidation value                              $755,000
     Unamortorized stock issuance costs                             (28,083)
                                                                   --------
                                                                   $726,917
                                                                   ========


9.   PREFERRED STOCK

     Each share of the Series A preferred stock is entitled to cumulative annual dividends of 8% payable, if as and when declared by the Board of Directors, quarterly. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Company's Class A common stock. The preferred stock is redeemable at any time at the option of the Company, on not less than 30 days written notice to registered holders. The redemption price shall be $14.70 per share if redeemed during 1997, $14.56 per share if redeemed during 1998, $14.42 per share if redeemed during 1999, $14.28 per share if redeemed during 2000, $14.14 per share if redeemed during 2001, and $14.00 per share if redeemed thereafter, plus, in each case, accumulated unpaid dividends. Unless previously redeemed by the Company, the holders of the preferred stock are entitled at any time to convert each share into .875 shares of Class A common stock. The preferred stock is not entitled to vote on any matter except where the Iowa Corporation Act requires voting as a class, in which case each share of stock shall be entitled to one vote per share on those matters where the preferred stock is voting as a class. The preferred stock is entitled to a preference on liquidation equal to $14.00 per share, plus accumulated dividends. The Company has sold $1,300,000 of this offering at June 30, 1997 out of a total registered amount of $2,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total revenues in the six months ended June 30, 1997 have decreased $320,784 from the same period in 1996 primarily due to a decline of $183,474 in gains on early lease terminations which occurred in the first half of 1996. During the 1st quarter of 1996 the Company sold approximately $3.1 million of net investment in direct financing leases to provide the Company the capacity to continue to originate new business. These sales generated gains of approximately $115,000. During the 1st half of 1997, disposals of leases and notes amounted to $14,675.

     Interest income declined $135,200 from the same period in 1996 due primarily to principal reduction from normal note payments.

     A reduction in the number of personnel as a result of the Company's plan to slow its growth to better match its funding capacity has resulted in a decrease of $215,913 in employment compensation and benefits as compared to the same period in 1996.

     The Company has reduced the management fees paid to its Parent $6,000 per month. This has resulted in a $36,000 reduction in the 1st half of 1997 compared to the 1st half of 1996. In addition, the Company, last year paid one-half of the management fees it received from TIFIX and TIFX to its Parent. Effective March 1, 1997, this was discontinued, which resulted in a $111,779 reduction in management fees paid to its Parent for TIFIX and TIFX management fees for the 1st six months of 1997 compared to the same period in 1996.

     In March, 1997, the Company foreclosed on a lease with Coastal Communications. The net investment in this lease ($545,189) has been reclassified as equipment under operating lease. The Company entered into a management agreement with a pay phone operator to manage the equipment with the intent to purchase. The Company has not yet reached a definitive agreement. The Company expects to incur a loss upon the sale or lease of this equipment. Until all negotiations are finalized, it is not possible to determine what amount of loss will be incurred. Management believes the Company's loss reserve is sufficient to cover any potential loss with respect to the equipment.

     On May 6, 1996, a lessee of the Company, United Tele-System of Virginia, Inc. (UTS") filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. This petition was dismissed on May 22, 1996 and, in connection therewith, the Company exercised its right to manage the assets leased to UTS. This equipment is currently being operated for the Company under a short term management agreement. The Company had been named in a lawsuit filed by another creditor of UTS. The Company has negotiated a settlement with the creditor and the suit has been dismissed. As a part of the settlement, the Company has agreed to bear the cost of an audit of the equipment. The Company does not anticipate any further loss or cost associated with this equipment.

     Effective July 11, 1997, Mr. Greg Pugh resigned from his position as Executive Vice President and Director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon debt financing to originate its leases and notes receivable. At November 30, 1996, the Company had a $10 million revolving line-of-credit with Firstar Bank Milwaukee, N.A. with an expiration date of November, 1997. This line of credit was increased to $11,000,000 in December 1996. At June 30, 1997, $506,000 was available under this line of credit. The line of credit bears interest at prime plus 1.76% and is collateralized by substantially all of the Company's assets. It can be canceled by Firstar on 90 days notice. The line of credit agreement is guaranteed by the Company's Parent and a major stockholder of the Company's Parent. The Company's line of credit agreement is cancelable by the lender after giving a 90 day notice. The agreement matures in November 1997. The Company has entered into preliminary discussions with the lender and anticipates renewing the agreement for a yet to be determined term.

     From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. This type of financing permits the Company not only to plan for a specific return on a portion of its lease portfolio but also to better utilize its revolving credit line to write new lease business. Through June 30, 1997, the Company had outstanding borrowings of $1,793,786 from various banks in fixed rate loan transactions.

     The Company has also raised funds via private placement debt offerings. At June 30, 1997, the Company was obligated on approximately $2,725,000 of notes issued pursuant to private placement debt offerings, including $2,000,000 payable to its Parent. The amount due the Parent is payable in 2005 while the other obligations are due at various dates throughout 1998.

     The Company has a private placement best efforts offering in progress for the issuance of $2 million of Series A preferred stock and warrants. The Company issued $437,500 of preferred stock and $62,500 of warrants to its Parent in exchange for the conversion of the subordinated note payable to its Parent of $264,980 and the contribution of restricted stock of a public company with an estimated fair value of $220,476. At June 30, 1997, the Company has issued a total of $1,137,500 of preferred stock and $162,500 of warrants totalling $1,300,000 out of a total registered amount of $2,000,000.

     The credit agreement establishing the Company's line of credit contains various restrictive covenants that include, among others, restrictions on dividend payments except to the holders of Class B and Series A Preferred shares. The Company is also required to maintain minimum stockholders equity of $450,000 plus the net proceeds of any equity offering measured on a quarterly basis. At June 30, 1997, the Company was out of compliance with this requirement and has received a waiver from the bank.

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

The credit agreement establishing the line of credit contains various restrictive covenants that include, among others, restrictions on divided payments except to the holders of Class B and Series A Preferred shares, maintaining an interest coverage ratio and maintaining minimum stockholders equity measured on a quarterly basis. The Company was in compliance with the coverage ratio, but not in compliance with the equity covenant at June 30, 1997, and has received a waiver from the bank. The Company may be in violation of one or more of these covenants in the future, and if it is, the bank may not grant the amendments and waivers requested by the Company. Continued adverse operating results could cause noncompliance with these covenants, in which event the bank could immediately accelerate the maturity of the entire outstanding balance under the line of credit or deny or restrict the Company's access to funds under the line of credit, thus materially and adversely affecting the Company's financial condition and continuing business operations. Also, certain other debt obligations of the Company contain standard cross-default provisions. Non-compliance with these covenants could result in the immediate acceleration of the maturity of such other debt.

                          PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

    None


ITEM 2.   CHANGES IN SECURITIES

    There is no public trading market for any of the Company's debt or equity securities.


                                                Number of                       Number of
                                             Shareholders at                Shares Outstanding
       Title of Class                         June 30, 1997                  at June 30, 1997
       --------------                         --------------                ------------------
       Class A. Common                              1                             400,000
       Class B Nonvoting Convertible               31                              75,500
       Series A Preferred                          33                              81,250


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

     Securities sold during the six months ended June 30, 1997 not registered under the Securities Act:


                                     Number        Total
     Title of Class                 of Shares  Offering Price  Commissions
     --------------                 ---------  --------------  -----------
     Units consisting of Series A
     Preferred Stock, "A" Warrants   50,000     $800,000        $72,000
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

Dividends

     Each share of Series A Stock is entitled to cumulative annual dividends of 8% payable if, as and when declared by the Board of Directors on June 30, June 30, September 30 and December 31, with dividends to be distributed April 15, July 15, October 15 and January 15. With respect to the first dividend to be paid after issuance of a particular share of Series A. Stock, the 8% dividend shall be prorated from the date of issuance to the June 30, June 30, September 30 or December 31 immediately following such date of issuance. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Common Stock. Series A Stock does not participate in dividends declared on Common Stock or any other class of stock issued by the Company.

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



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


ITEM 5.  OTHER INFORMATION

      None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits - None
         b. No Report on Form 8-K was filed for the quarter ended June 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
                                 (Registrant)



Date: August 13, 1997                    /s/ Ronald O. Brendengen
      ---------------                    -------------------------------------
                                         Ronald O. Brendengen, Chief Financial
                                         Officer, Treasurer

Date:  August 13, 1997                   /s/ Daniel P. Wegmann
       ---------------                   -------------------------------------
                                         Daniel P. Wegmann, Controller