Form 10QSB
period 1997-09-30
BERTHEL FISHER & CO LEASING INC
filed 1997-11-14
CIK 1002918

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


                       Commission file number  33-98346C
                                               ---------

                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Iowa                                   42-1312639
      --------------------------------      ---------------------------------
         (State or other jurisdiction       (IRS Employer Identification No.)
      of incorporation or organization)


              100 Second Street SE         Cedar Rapids, IA  52401
              ----------------------------------------------------
                    (Address of principal executive offices)

                                (319) 365-2506
                          ---------------------------
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

As of October 31, 1997 403,900 shares of Class A common stock were issued and outstanding.

      Transitional Small Business Disclosure Format (Check one): Yes      No X
                                                                    ---     ---

                     BERTHEL FISHER & COMPANY LEASING, INC.


                                     INDEX




PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.   Financial Statements (unaudited)

          Balance sheet - September 30, 1997

          Statements of operations - three months ended September 30, 1997 and three
          months ended  September 30, 1996.   Nine months ended September 30, 1997
          and nine months ended September 30, 1996

          Statements of cash flows - nine months ended September 30, 1997 and nine months ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K




Signatures

                     BERTHEL FISHER & COMPANY LEASING, INC.
                           BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 1997



ASSETS:
    Cash and cash equivalents                                                  $     2,871
    Notes receivable                                                             4,930,226
    Net investment in direct financing leases (Note 3)                           8,296,247
    Allowance for possible loan and lease losses (Note 4)                         (380,087)
                                                                               -----------
    Notes receivable and direct financing leases, net                           12,846,386
    Equipment under operating lease, less accumulated depreciation of $23,352      706,009
    Due from affiliates                                                             38,512
    Investments in:
       Limited partnerships (Note 5)                                               123,650
       Not readily marketable securities, at cost                                  975,482
    Furniture and equipment, less accumulated depreciation of $153,162             211,330
    Deferred income taxes                                                          602,555
    Deferred costs, less accumulated amortization of $274,815                      519,217
    Other assets                                                                   444,393
                                                                               -----------
TOTAL                                                                          $16,470,405
                                                                               ===========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDER'S EQUITY
LIABILITIES:
    Line of credit agreement (Note 6)                                          $ 6,647,582
    Due to affiliates                                                               67,362
    Accrued expenses                                                               197,790
    Dividends payable                                                               29,277
    Lease security deposits                                                        387,656
    Notes payable (Note 6)                                                       1,669,590
    Subordinated debentures (Note 6)                                               725,000
    Subordinated notes payable (Note 6)                                          2,996,303
    Subordinated debenture payable to parent (Note 6)                            2,000,000
                                                                               -----------
       Total Liabilities                                                        14,720,560
                                                                               -----------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 8)                            728,923
                                                                               -----------

STOCKHOLDER'S EQUITY:
    Series A preferred stock, no par value-authorized 125,000 shares, issued and outstanding 125,000 shares (Note 9) ($1,750,000 liquidation
       value, convertible into 109,375 shares of Class A common stock)           1,603,080
    Class A common stock, no par value-authorized 3,000,000 shares,
       issued and outstanding 403,900 shares                                        63,400
    Common stock warrants                                                          256,002
    Retained earnings (accumulated deficit)                                      (901,560)
                                                                               -----------
       Total stockholder's equity                                                1,020,922
                                                                               -----------

TOTAL                                                                          $16,470,405
                                                                               ===========


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENT OF OPERATIONS (UNAUDITED)




                                                       THREE MONTHS ENDING
                                                           SEPTEMBER 30
                                                         1997        1996
                                                      ----------  ----------
REVENUE:
    Income from leases                                $  273,492  $  332,817
    Management fees from affiliates                      210,152     218,984
    Interest income                                      154,861     266,965
    Gain on early terminations                            41,017       6,290
    Other revenues                                         8,553      31,914
                                                      ----------  ----------

    Total revenues                                       688,075     856,970
                                                      ----------  ----------

EXPENSES:
    Employment compensation and benefits                  82,580     217,969
    Management fees to affiliates                         62,501     152,492
    Interest expense                                     380,330     440,272
    Provision for possible loan and lease losses          16,290     239,349
    Other expenses                                       225,379     229,210
                                                      ----------  ----------

    Total expenses                                       767,080   1,279,292
                                                      ----------  ----------

Loss before income taxes                                 (79,005)   (422,322)
Income tax credit                                        (21,226)   (144,921)
                                                      ----------  ----------

Net loss                                              $  (57,779) $ (277,401)
                                                      ==========  ==========




LOSS PER COMMON SHARE CALCULATION:
  Net loss                                            $  (57,779) $ (277,401)
  Dividends on convertible preferred stock (Note 9)      (29,278)         -0-
                                                      ----------  ----------
  Net loss attributable to Class A stock              $  (87,057) $ (277,401)
                                                      ==========  ==========

  Primary                                             $     (.22) $     (.69)
  Fully Diluted                                       $     (.22)  $    (.69)





See accompanying notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENT OF OPERATIONS (UNAUDITED)




                                                      NINE MONTHS ENDING
                                                         SEPTEMBER 30
                                                      1997         1996
                                                   ----------    ----------
REVENUE:
    Income from leases                             $  868,972    $  877,878
    Management fees from affiliates                   606,999       618,843
    Interest income                                   561,827       809,131
    Gain on early terminations                         55,692       204,399
    Other revenues                                     33,517       106,444
                                                   ----------    ----------

    Total revenues                                  2,127,007     2,616,686
                                                   ----------    ----------

EXPENSES:
    Employment compensation and benefits              289,493       640,795
    Management fees to affiliates                     224,647       444,417
    Interest expense                                1,190,827     1,247,151
    Provision for possible loan and lease losses       41,002       324,363
    Other expenses                                    648,447       586,331
                                                   ----------    ----------
    Total expenses                                  2,394,416     3,243,057
                                                   ----------    ----------

Loss before income taxes                             (267,409)     (626,371)
Income tax credit                                     (85,287)     (217,240)
                                                   ----------    ----------

Net loss                                           $ (182,122)   $ (409,131)
                                                   ==========    ==========



LOSS PER COMMON SHARE CALCULATION:
  Net loss                                         $ (182,122)   $ (409,131)
  Dividends on convertible preferred stock (Note 9)   (58,803)           -0-
                                                   ----------    ----------
  Net loss attributable to Class A stock           $ (240,925)   $ (409,131)
                                                   ==========    ==========

  Primary                                          $     (.60)   $    (1.02)
  Fully Diluted                                    $     (.60)   $    (1.02)


See accompanying notes

                    BERTHEL FISHER & COMPANY LEASING, INC.

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                     1997          1996
                                                                     ----          -----
OPERATING ACTIVITIES
Net Loss                                                       $  (182,122)  $  (409,131)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Amortization                                                      115,948        61,062
 Provision for uncollectible accounts                               41,002       324,363
 Gain on early termination of leases and notes                     (55,692)     (220,728)
 Depreciation                                                       61,085        72,349
 Changes in operating assets and liabilities:
   Due from affiliates                                              (7,582)           -0-
   Recoverable/payable under tax allocation agreement              (86,644)     (203,071)
   Outstanding checks in excess of cash balances                        -0-       96,943
   Other assets                                                    (83,327)       41,278
   Trade accounts payable excluding equipment
     purchase costs accrued                                       (158,227)       75,502
   Due to affiliates                                               (34,676)           -0-
   Accrued expenses                                                (30,224)      (66,186)
                                                             -------------  ------------
Net cash from operating activities                                (387,423)     (227,619)


INVESTING ACTIVITIES
Purchases of equipment for direct financing leases              (1,832,830)  (10,543,346)
Repayments of direct financing leases                            2,605,143     1,529,474
Proceeds from sale or termination of
 direct financing leases                                           283,083     5,874,706
Issuance of notes receivable                                      (575,000)   (3,721,584)
Repayments of notes receivable                                   1,146,377     1,432,373
Proceeds from early termination of notes receivable                305,840     2,024,392
Distributions from limited partnerships                             30,121       370,246
Net lease security deposits collected                               12,780       153,252
Purchases of furniture and equipment                               (27,845)      (91,376)
                                                             -------------  ------------
Net cash from investing activities                               1,947,669    (2,971,863)


                     BERTHEL FISHER & COMPANY LEASING, INC.

                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)


FINANCING ACTIVITIES
Net repayments of line of credit                                (2,628,449)    2,231,322
Net proceeds from (repayments) of notes payable                   (641,215)    1,327,679
Financing costs incurred                                                -0-     (513,368)
Net proceeds from issuance of Series A
   preferred stock and warrants                                  1,369,563            -0-
                                                             -------------  ------------
Net cash from financing activities                              (1,900,101)    3,045,633
                                                             -------------  ------------
Net decrease in cash and cash equivalents                         (339,855)     (153,849)
Cash and cash equivalents at beginning of period                   342,726       153,849
                                                             -------------  ------------
Cash and cash equivalents at end of period                     $     2,871   $        -0-
                                                             =============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                                      $ 1,195,793   $ 1,237,283
 Income taxes                                                           -0-        4,170
Noncash investing and financing activities:
 Amortization of Class B nonvoting convertible
     stock issuance costs                                            6,021        6,018
 Equipment reclassified from direct financing leases
     to operating leases                                           526,395           -0-
 Issuance of 3,900 shares of Class A common stock                   62,400           -0-
 Note receivable converted to investment in
     not readily marketable security                               715,000           -0-



See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principle for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996.

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

3.   NET INVESTMENT IN DIRECT FINANCING LEASES

        The Company's net investment in direct financing leases at September 30, 1997 consists of:

         Minimum lease payments receivable      $  9,260,716
         Estimated unguaranteed residual values      987,243
         Unamortorized initial direct costs          206,073
         Unearned income                          (2,157,785)
                                                ------------
                                                $  8,296,247
                                                ============

4.   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

         The change in the allowance for possible loan and lease losses for the nine months ended September 30, 1997 is as follows:


         Balance at beginning of year           $    412,916
         Provision                                    41,002
         Charge offs                                 (81,208)
         Recoveries                                    7,377
                                                ------------
                                                $    380,087
                                                ============

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

     The allowance for loan and lease losses consists of a specific allowance for a lease of $100,000 and a general unallocated allowance of $280,087 at September 30, 1997. The general unallocated allowance for possible loan and lease losses expressed as a percent of the total portfolio is as follows:

   September 30, 1997            December 31, 1996          September 30, 1996
   ------------------            -----------------          ------------------
          2.1%                          1.9%                       2.4%

     The Company has obtained the right to repossess the equipment under lease with Soil Recovery Services ("SRS") which lease represents the specific reserve at September 30, 1997. Management has received an indication of interest from a third party to purchase the equipment associated with the SRS lease. At December, 1996, this equipment was valued at $156,000. Management's best current estimate of the re-sale value of this equipment is $156,000.

     On May 6, 1996, a lessee of the company, United Tele-Systems of Virginia, Inc. ("UTS") filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. This petition was dismissed on May 22, 1996 and, in connection therewith, the Company exercised its right to manage the assets leased to UTS. The Company had also been named in a lawsuit filed by another creditor of UTS. Due to the uncertainty of the fair market value of the equipment and the outcome of the litigation, management charged $324,000 to the provision for loan and lease losses in 1996. The equipment has been sold with no further loss to the Company. The Company negotiated a settlement with the creditor and the suit has been dismissed. As a part of the settlement, the Company has agreed to bear the cost of an audit of the equipment and management of the equipment from May 1996 through February 1997. As of September 1997, the audit has not been completed, however the Company does not anticipate any further loss or cost associated with the equipment.

     In March, 1997, the Company foreclosed on a lease with Coastal Communications. The net investment in this lease ($545,189) has been reclassified as equipment under operating lease. The Company entered into a management agreement with a pay phone operator to manage the equipment with the intent to purchase. The Company has not yet reached a definitive agreement regarding the purchase. Until all negotiations are finalized, it is not possible to determine what amount of loss, if any, will be incurred.
Management believes the Company's loss reserve is sufficient to cover any potential loss with respect to the equipment.

5.   INVESTMENT IN LIMITED PARTNERSHIPS

     Combined summarized income statement information for TIFIX and TIFX is as follows:


                                             NINE MONTHS ENDED SEPTEMBER 30
                                             -------------------------------
                                                   1997              1996
                                                   ----              ----
     Income from direct financing leases      $  3,905,657      $  4,601,900
     Other revenue                                 663,589           422,784
     Provision for possible losses                (124,288)         (989,097)
     Expenses                                   (1,898,018)       (2,409,052)
                                              ------------      ------------
     Net income                               $  2,546,940      $  1,626,535
                                              ============      ============
     Net income per partnership unit:
     TIFIX                                    $      19.46      $      15.03
     TIFX                                     $      13.61      $       6.68

6.   CREDIT ARRANGEMENTS

     The Company has a note payable consisting of a line-of-credit agreement with a bank. The amount available to borrow under the line-of-credit is limited to 75% of its qualified accounts (primarily leases and notes receivable), but in no case can exceed $11 million. The line-of-credit bears interest at prime plus 1.76% and is collateralized by substantially all of the Company's assets. The line-of-credit agreement is guaranteed by the Company's Parent and a major stockholder of the Company's Parent. The agreement originally expired on November 30, 1997 and has been extended to April 30, 1998 and is cancelable by the lender after giving a 90 day notice. The loan agreement contains various restrictive covenants including, among others, covenants that restrict dividend payments except to Class B and Series A preferred stockholders and requires the Company to maintain certain financial ratios including a total liabilities to tangible net worth ratio, as defined in the agreement, of not greater than 2.5, a minimum stockholders' equity (including redeemable stock) of $1,050,000, plus the net proceeds of any equity offering and an annual interest coverage ratio of 1.2. As of September 30, 1997, the Company was in compliance with all covenant requirements. The Company, however, expects to be in violation of the annual interest coverage ratio at year end and expects to obtain a waiver of the requirement from the lender based on the recent renewal of the agreement with the lender.


  NOTES PAYABLE AT SEPTEMBER 30, 1997 CONSISTS OF:
       Installment loan agreements with banks, 7.75% to 11%, maturing through 2000 with subjective acceleration clauses, collateralized by net investment in certain direct financing  leases, certain
         agreements are also guaranteed by the Company's Parent              1,655,855
       Capital lease obligations, 5.37%, due through 2000                       13,735
                                                                            ----------
         Notes payable                                                      $1,669,590
                                                                            ==========

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

      SUBORDINATED DEBT CONSISTS OF THE FOLLOWING:
           Uncollateralized subordinated debenture payable to
             Parent, floating interest rate, maturing in 2005  $2,000,000
           Uncollateralized subordinated notes payable, 9.5%
             to 10%, maturing in 2001 and 2004                  2,996,303
           Uncollateralized subordinated debentures, 11%
             to 12% maturing through 1998                         725,000
                                                               ----------
           Total subordinated debt                             $5,721,303
                                                               ==========


7.   COMMITMENTS AND CONTINGENCIES

     The Company is contingently liable for all debts of TIF IX and X as the general partner.

     The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFIX. The line-of-credit agreement allows TIFIX to borrow the lessor of $6.25 million or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $683,418 at September 30, 1997. The agreement is collateralized by substantially all assets of TIFIX. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent. The Partnership has extended the agreement with the lender through April 30, 1998. The agreement was amended with the bank and reduced the line-of-credit to the lessor of $2.0 million, or 32% of the Partnership's Qualified Accounts. The minimum interest charge was also reduced to $3,000 per month.

     The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFX. The line-of-credit agreement allows TIFX to borrow the lesser of $7.25 million or 40% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $4,022,792 at September 30, 1997. The agreement is collateralized by substantially all assets of TIFX. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent. The Partnership has extended the agreement through April 30, 1998. The only modification was to reduce the borrowing amount to the lessor of $6 million, or 40% of the Partnership's Qualified Accounts, as defined by the agreement.

     The Company has also guaranteed amounts outstanding under installment loan agreements of TIFX totaling $790,865 at September 30, 1997. The agreements are collateralized by certain direct financing leases and a second interest in all assets of and TIFX.

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

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following summarizes the amounts pertaining to the Class B nonvoting convertible stock as set forth in the balance sheets at September 30, 1997:


   Class B nonvoting convertible stock (no par value-authorized
     100,000 shares, issued and outstanding 75,500 shares) at
     redemption or liquidation value                             $  755,000
   Unamortorized stock issuance costs                               (26,077)
                                                                 ----------
                                                                 $  728,923
                                                                 ==========


9.   PREFERRED STOCK

     Each share of the Series A preferred stock is entitled to cumulative annual dividends of 8% payable, if as and when declared by the Board of Directors, quarterly. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Company's Class A common stock. The preferred stock is callable at any time at the option of the Company, on not less than 30 days written notice to registered holders. The redemption price shall be $14.70 per share if redeemed during 1997, $14.56 per share if redeemed during 1998, $14.42 per share if redeemed during 1999, $14.28 per share if redeemed during 2000, $14.14 per share if redeemed during 2001, and $14.00 per share if redeemed thereafter, plus, in each case, accumulated unpaid dividends. Unless previously redeemed by the Company, the holders of the preferred stock are entitled at any time to convert each share into .875 shares of Class A common stock. The preferred stock is not entitled to vote on any matter except where the Iowa Corporation Act requires voting as a class, in which case each share of stock shall be entitled to one vote per share on those matters where the preferred stock is voting as a class. The preferred stock is entitled to a preference on liquidation equal to $14.00 per share, plus accumulated unpaid dividends. The Company has sold $2,000,000 of this offering at September 30, 1997 out of a total offered amount of $2,000,000.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total revenues in the nine months ended September 30, 1997 have decreased $489,679 from the same period in 1996 primarily due to a decline of $148,707 in gains on early lease terminations which occurred in the first three quarters of 1996. During the first quarter of 1996 the Company sold approximately $3.1 million of net investment in direct financing leases to provide the Company the liquidity to continue to originate new business. These sales generated gains of approximately $115,000. During the first three quarters of 1997, disposals of leases and notes amounted to $55,692.

     Interest income declined $247,304 from the same period in 1996 due primarily to principal reduction from normal note payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Leasing receives documentation, closing, and UCC fees from TIFIX and TIFX for new leases entered into for the year. Fewer new leases have been entered into during the first nine months of 1997 as compared to the same period in 1996. The amount received at September 30, 1997 and 1996 was $28,062 and $72,379, respectively. Thus, other revenues has decreased at September 30, 1997 as compared to the same period in 1996.

     A reduction in the number of personnel as a result of the Company's plan to slow its growth to better match its funding capacity has resulted in a decrease of $351,302 in employment compensation and benefits as compared to the same period in 1996.

     The Company has reduced the management fees paid to its Parent $6,000 per month. This has resulted in a $54,000 reduction for the first three quarters of 1997 compared to the same period of 1996. In addition, the Company, last year paid one-half of the management fees it received from TIFIX and TIFX to its Parent. Effective March 1, 1997, this was discontinued, which resulted in a $201,770 reduction in management fees paid to its Parent for TIFIX and TIFX management fees for the first nine months of 1997 compared to the same period in 1996.

     In March, 1997, the Company foreclosed on a lease with Coastal Communications. The net investment in this lease ($545,189) has been reclassified as equipment under operating lease. The Company entered into a management agreement with a pay phone operator to manage the equipment with the intent to purchase. The Company has not yet reached a definitive agreement regarding the purchase. Until all negotiations are finalized, it is not possible to determine what amount of loss, if any, will be incurred.
Management believes the Company's loss reserve is sufficient to cover any potential loss with respect to the equipment.

     The provision for possible loan and lease losses expense had decreased significantly for the first nine months ended September 30, 1997 as compared to the same period in 1996 due to the large decrease in the purchase of equipment for direct financing leases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon debt financing to originate its leases and notes receivable. At September 30, 1997, the Company has an $11 million revolving line-of-credit with Firstar Bank Milwaukee, N.A. At September 30, 1997, $92,316 was available under this line of credit. The line of credit bears interest at prime plus 1.76% and is collateralized by substantially all of the Company's assets. It can be canceled by Firstar on 90 days notice. The line of credit agreement is guaranteed by the Company's Parent and a major stockholder of the Company's Parent. The Company's line of credit agreement is cancelable by the lender after giving a 90 day notice. The agreement originally matured in November 1997. The Company has renewed its line of
credit with the lender.   The renewal extends the line to April 30, 1998.

     The credit agreement establishing the Company's line of credit contains various restrictive covenants that include, among others, restrictions on dividend payments except to the holders of Class B and Series A Preferred shares. The Company is also required to maintain minimum stockholders equity of $1,050,000 plus the net proceeds of any equity offering measured on a quarterly basis. At September 30, 1997, the Company was in compliance with all covenant

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

requirements. The Company, however, expects to be in violation of the annual interest coverage ratio at year end and expects to obtain a waiver of the requirement from the lender based on the recent renewal of the agreement with the lender.

     The Company has completed a private placement best efforts offering for the issuance of $2 million of Series A preferred stock and warrants. The Company issued $437,500 of preferred stock and $62,500 of warrants to its Parent in exchange for the conversion of the subordinated note payable to its Parent of $264,980 and the contribution of restricted stock of a public company with an estimated fair value of $220,476. At September 30, 1997, the Company has issued a total of $1,750,000 of preferred stock and $250,000 of warrants totaling $2,000,000 out of a total offered amount of $2,000,000.

     The successful completion of the preferred stock offering has allowed the Company to originate leases and notes for its own portfolio. The offering has also generated sufficient capital to sustain the current level of operations. See "Outlook" below.


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

     The Company anticipates that existing capital resources, cash flows from operations, and financing from the Company's Parent, will be adequate to satisfy the Company's minimmum capital requirements for the next twelve months. The Company's plans and forecasts for future growth and profitability, however, anticipate the need for additional sources of revenue through the sponsorship of another public limited partnership from which the Company will generate fee income.

     The Company's current business plan anticipates that the Company will sponsor a limited partnership (the "Fund") similar to TIFIX and TIFX, for which the Company will serve as general partner. The Company has filed a registration statement and intends to register interests in the fund under the Securities Act of 1933 and offer those interests publicly. If such an offering is successful, the Company, as general partner, would originate leases and finance contracts for the Fund, resulting in the Company realizing acquisition fees and management fees. The Company may not be able to rely upon the availability of the Fund's capital to originate leases. The Fund could be delayed or abandoned due to several factors, including the inability of the Company to qualify as the general partner, the failure of the Fund's offering due to lack of
                                       14

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

     The credit agreement establishing the line of credit contains various restrictive covenants that include, among others, restrictions on divided payments except to the holders of Class B and Series A Preferred shares, maintaining an interest coverage ratio and maintaining minimum stockholders equity measured on a quarterly basis. The Company was in compliance with all financial covenants as of September 30, 1997. The Company may be in violation of one or more of these covenants in the future, and if it is, the bank may not grant the amendments and waivers requested by the Company. Continued adverse operating results could cause noncompliance with these covenants, in which event the bank could immediately accelerate the maturity of the entire outstanding balance under the line of credit or deny or restrict the Company's access to funds under the line of credit, thus materially and adversely affecting the Company's financial condition and continuing business operations. Also, certain other debt obligations of the Company contain standard cross-default provisions. Non-compliance with these covenants could result in the immediate acceleration of the maturity of such other debt.

                          PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS
          -----------------

       None


ITEM 2.   CHANGES IN SECURITIES
          ---------------------

     There is no public trading market for any of the Company's debt or equity securities.

                                              Number of                Number of
                                           Shareholders at        Shares Outstanding at
          Title of Class                  September 30, 1997       September 30, 1997
          --------------                  ------------------     ----------------------
          Class A. Common                          2                  403,900
          Class B Nonvoting Convertible           31                   75,500
          Series A Preferred                      38                  125,000



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

     Securities sold during the nine months ended September 30, 1997 not registered under the Securities Act:


                                      Number        Total
     Title of Class                  of Shares  Offering Price  Commissions
     --------------                  ---------  --------------  -----------
     Units consisting of Series A
     Preferred Stock, "A" Warrants      93,750      $1,500,000     $135,000
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

     None


ITEM 5.  OTHER INFORMATION
         -----------------

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a.   Exhibits - None
         b. No Report on Form 8-K was filed for the quarter ended September 30, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                                  (Registrant)



Date: November 11, 1997                   /s/ Ronald O. Brendengen
     ------------------                   -------------------------------------
                                          Ronald O. Brendengen, Chief Financial
                                          Officer, Treasurer




Date: November 11, 1997                   /s/ Daniel P. Wegmann
     ------------------                   -------------------------------------
                                          Daniel P. Wegmann, Controller