Form 10KSB
period 1997-12-31
BERTHEL FISHER & CO LEASING INC
filed 1998-03-31
CIK 1002918

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          -------------------------

                                 FORM 10-KSB

[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

COMMISSION FILE NUMBER 33-98346C

                    BERTHEL FISHER & COMPANY LEASING, INC.
                (Name of small business issuer in its charter)

                        IOWA                                    43-1312639
           (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                   Identification No.)

       100 SECOND STREET SE, CEDAR RAPIDS, IA                      52401
      (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (319) 365-2506

Securities registered under Section 12(g) of the Exchange Act:

                      SERIES A SUBORDINATED 5 YEAR NOTES
                      SERIES B SUBORDINATED 8 YEAR NOTES

     Check whether the issuer (1) files all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were: $2,856,291

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997, excluding the reported beneficial ownership of all directors, officers and beneficial owners of more than 5% of the registrant's voting stock, was $62,400. The Common Stock of the registrant, which is the registrant's only voting stock, is not actively traded or regularly quoted.

     The number of shares outstanding of the registrant's Common Stock as of March 21, 1998 was 403,900.

     Transitional Small Business Disclosure Format  Yes [ ]     No [X]

                  THE EXHIBIT INDEX MAY BE FOUND ON PAGE 43.

================================================================================

                    BERTHEL FISHER & COMPANY LEASING, INC.

                               1997 FORM 10-KSB

                              TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                    PART I
Item 1.    Business....................................................    2
Item 2.    Properties..................................................    5
Item 3.    Legal Proceedings...........................................    5
Item 4.    Submission of Matters of a Vote of Shareholders.............    5
                                   PART II
           Market for the Registrant's Common Equity and Related
Item 5.    Shareholder Matters.........................................    5
           Management's Discussion and Analysis of Financial Condition
Item 6.    and Results of Operations...................................    7
Item 7.    Financial Statements and Supplementary Data.................   12
           Changes in and Disagreements with Accountants on Accounting
Item 8.    and Financial Disclosure....................................   32
                                   PART III
Item 9.    Directors and Executive Officers of the Registrant..........   32
Item 10.   Executive Compensation......................................   35
           Security Ownership of Certain Beneficial Owners and
Item 11.   Management..................................................   35
Item 12.   Certain Relationships and Related Transactions..............   36
Item 13.   Exhibits and Reports on Form 8-K............................   37
SIGNATURES.............................................................   39

                                     PART I

ITEM 1. BUSINESS

     The Company was incorporated under the laws of the State of Iowa on February 5, 1988, as a wholly owned subsidiary of Berthel Fisher & Company ("BFC"). The Company has been generally engaged in the equipment leasing business since its inception in 1988, continuing the operations of the leasing division that had been operated by BFC during 1986 and 1987. The address of the Company is 100 Second Street SE, Cedar Rapids, Iowa 52401. The Company's telephone number is (319) 365-2506.

GENERAL

     The Company provides a variety of lease financing for telecommunications and general equipment. The Company's operation is located in the Midwest, however, its lease portfolio includes leases throughout the United States. As of December 31, 1997, the Company employed 10 full time employees.

     Telecommunications represents the largest percentage of the business generated by the Company for its own portfolio and for its affiliates. Since the Company's formation in 1988, approximately 90% of the leases and finance contracts originated by the Company for itself and for its affiliates has been in the Public Communications Industry. The Public Communications Industry includes companies that provide independent private payphone services and telecommunications services to hotels, universities, hospitals and inmate confinement facilities. The Company's leasing and financing programs are marketed primarily to end-users on a nationwide basis. The marketing involves visiting in person with these end-users, direct mail campaigns, attending trade shows and advertising in selected trade publications. In addition, the Company works closely with, and receives referrals from manufacturers that provide equipment to the Public Communications Industry. The Company does not have any formal business agreements with manufacturers. The Company relies upon its customers to select the equipment the customers desire to lease from the Company, and does not seek to influence a customer's choice of equipment. Financing arrangements with individual customers can exceed 5% of the Company's loan and lease portfolio.

     Although the Company has provided leasing and financing programs of general equipment since 1988, the General Equipment Group was not formally established until 1995. This division specializes in providing lease financing on equipment in the $5,000 to $250,000 range. This lease financing is primarily marketed to manufacturers and vendors of equipment in this targeted dollar range. Once a manufacturer or vendor relationship is established the manufacturer or vendor refers their customers to the Company for the lease or financing of specific equipment. The Company has working relationships, but no formal agreements, with several manufacturers and vendors. The lease financing programs are marketed to manufacturers and vendors by calling directly on those companies, attending industry specific trade shows, and utilizing direct mail and advertising. The Company has one salesperson in this division. The General Equipment Group currently has relationships with banks that permit the Company and the banks to work together to offer leasing to the bank's customers. The Company handles all of the administration of leasing programs for the banks. It negotiates the lease with the customer, closes the transaction and does the billing and collections. The participating bank normally provides up to 80% of the funding for these specific lease transactions. In selected transactions the bank will receive a referral fee, but will not provide any of the funding for the transaction. The Company has recently expanded its business in the ATM industry. In 1995, the Company began a relationship with a manufacturer of ATM cash dispensing equipment. The distributors for this manufacturer refer their lease applicants to the Company for approval. If approved, the distributors work together with their customers and the Company to complete the lease transaction and install the ATM equipment. Lease customers are typically owners of convenience stores, restaurants, bars or gas stations. The average transaction size is $10,000. Because the transaction size is small, the Company limits its ATM business to credit worthy customers, and relies heavily on background checks and personal guarantees. The Company has originated over $4,000,000 of ATM business. This portion of the Company's business has increased gradually, and represented approximately 21% of the Company's lease and notes receivable portfolio as of December 31, 1997. Approximately 43% of the Company's lease portfolio was comprised of telecommunications equipment as of December 31, 1997.

     Since 1991 the Company has sponsored three limited partnerships, Telecommunications Income Fund IX, L.P. ("TIFIX"), Telecommunications Income Fund X, L.P. ("TIFX"), and Telecommunications Income Fund XI, L.P. ("TIFXI") (collectively referred to as the "TIFS") whose purpose is to own leasing contracts. As the sponsor and general partner of these partnerships, the Company has originated and managed lease portfolios owned by the partnerships. The partnerships benefit from the ownership of the portfolio of leases generated by the Company, and the Company has been compensated for its efforts by receipt from the partnerships of fees for origination of lease contracts, fees for management of the lease portfolios during the partnerships' operating phase and a general partner's interest.

     TIFIX and TIFX have been operating since 1991 and 1993, respectively. TIFIX and TIFX are required under the terms of the partnership agreements to be liquidated by December 31, 1999 and December 31, 2002, respectively. TIFXI began offering units to the public on December 23, 1997. The minimum offering of $1,200,000 was reached on February 13, 1998. As of March 21, 1998, 2,701 units have been sold at a value of $2,701,000.

     The Company has certain conflicts of interest, including conflicts with its parent company, Berthel Fisher & Company. The Company has addressed these conflicts by establishing a board of directors that includes independent directors. The Board addresses conflicts carefully, with a view to having contractual relationships between the Company and its parent meet reasonable standards that would be imposed if the Company were contracting with unrelated third parties. The Company has the fiduciary duty of a general partner with respect to the TIFS. The main conflict between the Company and these limited partnerships exists because the Company has a duty to supply lease contracts to these partnerships to utilize cash generated for investment by the partnerships. If there are insufficient lease contracts, in order to meet its fiduciary duty to the partnerships, the Company will originate leases for the partnerships before it originates leases for its own portfolio.

     From January 1995 through December, 1996, instead of sponsoring additional funds such as the TIFS, the Company pursued a business plan that focused on originating leases and finance contracts for the Company's own portfolio while continuing to provide lease originations to utilize cash available for lease originations in the TIFS. In December, 1996, primarily because the Company did not have sufficient cash to continue implementing this plan, the Board of Directors turned its efforts to reestablish the business plan that the Company followed prior to 1995, i.e., to sponsor funds such as the TIFS for which it will originate leases from which the Company will derive management fees and origination fees. The Company will continue to originate leases for its own portfolio.

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

     Upon the expiration of an equipment lease contract for which a residual value has been recorded, the original lease customer will (i) purchase the equipment outright, (ii) extend the lease for an additional term, or (iii) return the equipment to the Company. Should the equipment be returned to the Company, the Company seeks to sell or re-lease it. At the end of the initial lease term, when the equipment is either sold or re-leased, the amount by which the net proceeds exceed or fall short of the residual value is recorded as a gain or loss, respectively. When equipment for which a gain has been recorded is re-leased, the Company recognizes the gain ratably over the term of the new lease.

     To date the Company's primary source of funding has been its revolving credit line. At December 31, 1997, the Company had a $10,000,000 revolving credit line (the "Credit Agreement") with Firstar Bank Milwaukee, N.A. ("Firstar"). As of December 31, 1997, $221,262 was available under this line. The revolving credit line can be terminated by Firstar upon the giving of ninety days notice. The Company expects to renew the agreement which expires April 30, 1998.

     From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of its lease portfolio but also to better utilize its revolving credit line to write new lease business. At December 31, 1997, the Company had outstanding borrowings of $1,517,398 from various banks in fixed rate loan transactions.

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

     The Company has completed a private placement best efforts offering for the issuance of $2 million of Series A preferred stock and warrants. The Company issued $424,774 of preferred stock and $60,682 of warrants to its Parent in exchange for the conversion of the subordinated note payable to its Parent of $264,980 and the contribution of restricted stock of a public company with an estimated fair value of $220,476. The Company has issued a total of $1,750,000 of preferred stock and $250,000 of warrants totalling $2,000,000 out of a total registered amount of $2,000,000.

     The Company has not identified any single major competitor of the Company in the Public Communications Industry. However, telecommunications industry financing is extremely competitive and many of the Company's competitors are larger. Banks are competitors on a local basis for the leasing business of individual companies, and many other sources of capital are used by business. The leasing industry is very capital intensive, and banks limit the amount of credit they will provide to any one borrower. Therefore, management believes that in many cases the Company is able to provide lease financing to customers after customers reach their limit with their normal bank lenders.

     Management believes that its experience in the telecommunications industry permitted it to compete favorably with other leasing companies that provide lease financing. This experience allowed the Company to analyze lease opportunities more quickly and thoroughly than its competition and to propose lease terms that were advantageous to the Company. The Company's experience in the telecommunications market enabled it to write leases that other lease companies may decline because of their lack of experience in analyzing the collateral and other factors that effect the efficacy of lease opportunities. The Company uses its salesperson and managerial staff to find potential lease candidates, and it receives a significant portion of its lease opportunities as a result of its reputation for providing lease financing and advertising that it places in telecommunications industry publications. There is aggressive competition in the general equipment leasing market, and the Company expects to meet that competition by providing competitive lease rates and service.

ITEM 2. PROPERTIES

     The Company's headquarters are located in downtown Cedar Rapids, Iowa. The premises are leased at a cost of $4,864 per month.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise during the period covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     There is no public trading market for any of the Company's debt or equity securities.

                                                                        NUMBER OF SHARES OF
                                             NUMBER OF SHAREHOLDERS    BENEFICIAL INTEREST AT
             TITLE OF CLASS                   AT DECEMBER 31, 1997       DECEMBER 31, 1997
             --------------                  ----------------------    ----------------------
Class A Common...........................               2                     403,900
Class B Nonvoting Convertible............              31                      75,500
Series A Preferred.......................              38                     125,000

     The Company has never paid or declared any dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future.

     The Class B Stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year up to a maximum of $1.20 per share. The Class B Stock is convertible to Class A Common Stock of the Company on a one for one basis. The Class B Stock is redeemable at $10.00 per share for a 30 day period after the tenth anniversary of the issuance date (April 1990 to December
1991) at the option of the holder. Class B Stock not redeemed during that time is automatically converted to Class A Common Stock on a one for one basis. The Company declared dividends on Class B Stock of $-0- in 1997, $-0- in 1996, and $-0- in 1995.

     The Company paid dividends of $58,810 on the Series A Preferred Stock in 1997. The Company has also accrued $35,288 of dividends payable at December 31, 1997.

     Securities sold within the past three years not registered under the Securities Act:

                                                            NUMBER OF        TOTAL
  DATE                    TITLE OF CLASS                   SHARES SOLD   OFFERING PRICE   COMMISSIONS
  ----                    --------------                   -----------   --------------   -----------
12/31/96  Units consisting of Series A Preferred Stock,
          "A" Warrants and "B" Warrants and "B"
          Warrants.......................................    31,250        $  500,000      $ 33,750
01/01/97  Units consisting of Series A Preferred Stock,
Thru      "A" Warrants and "B" Warrants..................    93,750         1,500,000       101,250
12/31/97

     The Company granted Berthel Fisher & Company Financial Services, Inc., an affiliate of the Company, the exclusive right to sell the Units on a best efforts basis. The Units were sold only to accredited investors within the meaning of 17 code of Federal Regulations (CFR) 230.501(a) promulgated pursuant to the Securities Act of 1933.

     Berthel Fisher & Company subscribed for $500,000 of the Units. $264,980 was issued upon conversion of debt, $220,476 of which was issued upon the contribution to the Company of restricted stock of a public company having a value of $220,476, and $14,544 in cash.

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

     The Series A Preferred Stock is the first series of Preferred Stock designated by the Board of Directors. The Board has no present plans to issue any other series of Preferred Stock. However, holders of the Preferred Shares should be aware that the holders of any series of the Preferred Stock which may be issued in the future could have voting rights, rights to receive dividends or rights to distribution in liquidation superior to those of holders of the Preferred Shares or Common Stock, thereby diluting or negating the voting rights, dividend rights or liquidation rights of the holders of the Preferred Shares of Common Stock.

Dividends

     Each Share of Series A Preferred Stock is entitled to cumulative annual dividends of 8% payable if, as and when declared by the Board of Directors on March 31, June 30, September 30, and December 31, with dividends to be distributed April 15, July 15, October 15 and January 15. With respect to the first dividend to be paid after issuance of a particular share of Series A Stock, the 8% dividend shall be prorated from the date of issuance to the March 31, June 30, September 30, or December 31 immediately following such date of issuance. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Common Stock. Series A Stock does not participate in dividends declared on Common Stock or any other class of stock issued by the Company. At December 31, 1997, the Company had paid $58,810 of dividends on the Series A Preferred Stock and had accrued an additional $35,288.

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

     Each "A" Warrant expires on April 30, 1998. An "A" Warrant may be exercised at any time prior to its expiration date. From and after the expiration date of each "A" Warrant, each "A" Warrant not theretofore exercised shall be void and of no effect. Each "B" Warrant expires on April 30, 1999. A "B" Warrant may be exercised at any time prior to its expiration date. From and after the expiration date of each "B" Warrant, each "B" Warrant not theretofore exercised shall be void and of no effect. Each Warrant may expire on an earlier date upon certain changes in control or in the event of an initial public offering.

     The exercise price with respect to each "A" Warrant is $12.00 per Share of Common Stock. The exercise price with respect to each "B" Warrant is $14.00 per Share of Common Stock. A Warrant may be exercised by paying the exercise price and surrendering the Warrant Certificate to the Company and its principal office with the Election to Purchase form set forth on the Warrant Certificate duly completed and exercised by the Holder. Upon exercise of a Warrant and payment of the exercise price, the number of Shares of Common Stock as to which the Warrant is exercised will be issued. The payment of the exercise price must be made in full and in cash at the principal office of the Company. As of December 31, 1997, there were no Warrants exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total revenues for the year ended December 31, 1997 decreased approximately 20% from the same period in 1996. Total revenues in 1996 increased by approximately 12% over the same period in 1995.

     The decline in lease and interest income in 1997 is attributed to the decline in the Company's investments in direct financing leases and notes receivable. The decline in direct financing investments and notes receivable is due to early termination of leases and decreased available capital in 1997. Lease and interest income increased from 1995 to 1996 as the Company increased its investment in direct financing leases and notes receivable. The increase in these investments in 1996 was made possible through the use of proceeds of its subordinated note offering and its line of credit.

     In 1997, the gains on early termination of leases declined from 1996 due to fewer sales of direct financing leases as compared to 1996 and 1995.

     Management and lease acquisition fees represent fees paid to the Company by TIFIX and TIFX. The Company earns management fees from TIFIX and TIFX based upon lease rentals received by the partnerships. Management fees have decreased in 1997 and 1996 compared to 1995 due primarily to early termination of leases in 1997 and 1996 as well as delinquent lease payments from lessees in 1997 and 1996. Lease acquisition fees were approximately $124,000 in 1995 and $0 in 1996 and 1997. The Company earned lease acquisition fees equal to 4% of the cost of equipment in leases originated for TIFIX and TIFX initial lease originations. The acquisition fees were only payable to the Company on leases originated and funded with original debt and equity funds of TIFIX and TIFX and not on reinvested capital. The Company ceased earning acquisition fees from TIFIX in 1994 and TIFX in April, 1995 when their respective original equity and debt funds were fully utilized, and originations began to be funded with reinvested capital.

     The growth in the number of leases and finance contracts originated in 1995 required the Company to hire additional personnel, primarily in the sales, credit and documentation areas. The increase in the number of personnel resulted in $710,863 of employee compensation in 1995, and an increase of $143,939 in employee compensation in 1996 compared to 1995. The Company's primary business has historically been in the telecommunications industry with a minor emphasis on general equipment. However, in 1995, the Company increased the size of its general equipment sales force from one to six. The dollar size of each of the leases and finance contracts originated within the General Equipment Division is typically smaller than those in the telecommunications industry, and there exists more competition for the Company in this division. Accordingly, the Company needed additional sales personnel and credit and documentation personnel in order to manage the anticipated increased volume.

     On October 25, 1996, the Board of Directors of the Company resolved to significantly downsize the staff of the Company in order to reduce employment costs in an effort to bring the Company to a break even level of operations. This reduction has decreased employee compensation and benefits by $456,167 from 1996.

     The Company pays its Parent one-half of the management fees it receives from TIFIX and TIFX. The management fee income decreased from 1995 to 1997, as discussed above has, therefore, resulted in a decrease in management fee expense. Also, the Parent company agreed to forego its share of these management fees beginning March 1, 1997.

     The sale in 1995 of alarm monitoring contracts resulted in the elimination of associated costs of approximately $83,000.

     Other general and administrative expenses decreased $377,983 from 1996 to 1997. The primary reason for this decrease is due to the costs associated with managing the decreased size of the direct financing lease portfolio. Also, the Company charged to expense in 1996 approximately $78,000 of securitization fees. These securitization costs were associated with the Company's attempt to securitize its assets. Since a definitive agreement could not be finalized, costs associated with the securitization process were expensed.

     During 1994 the Company made the decision to raise funds within the Company to originate the majority of its new lease and finance contract business rather than to raise funds through the sponsorship of new limited partnerships. In March 1995, therefore, the Company negotiated an increased availability in its revolving line of credit from $2,800,000 to $10,000,000. This increased line of credit provided the Company with the funds necessary to increase its lease and financing contract portfolios during 1995 and 1996. See note number 5 in the Notes to Consolidated Financial Statements for further information. Such volume increase is the primary reason why other general and administrative expenses increased from 1995 to 1996.

     Since the Company's inception in 1988, four of its customers have filed for protection of the Bankruptcy Act while lease or finance transactions with the Company were outstanding. These bankruptcies are discussed below. Because of the potentially serious ramifications to the Company of a customer bankruptcy, the Company strives to place itself in a position to be able to avoid losses in a bankruptcy situation. The Company relies primarily on personal guarantees and first security interests in equipment to ameliorate the effects of bankruptcy. In lease or finance transactions involving pay telephones, the Company also obtains agreements from the owners of pay telephone locations that permit the Company to operate the pay telephones after a default of the Company's customer. This allows the Company to obtain the most protection possible for the ongoing operation of equipment.

     The first of the Company's customers to file for protection of the Bankruptcy Act was ValueAdded Communications ("VAC"), which filed a petition under Chapter 11 of the Bankruptcy Act on October 10, 1995 in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. At the time VAC's petition for bankruptcy was filed, VAC had several leases with the Company. Measured at December 31, 1995, VAC's leases had a net investment balance of $927,731, which represented approximately 6.2% of the Company's total net investment in leases and financing contracts. As a result of the Company's secured position with respect to its VAC leases and because VAC's leases had been guaranteed by a strong guarantor, the Company was able to negotiate a settlement with VAC that resulted in the VAC leases being paid in full and the equipment being leased to MCI Telecommunication Corporation. This lease was subsequently sold.

     On May 6, 1996, a lessee of the Company, United Tele-Systems of Virginia, Inc. ("UTS") filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. This bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Company exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately

$432,000. The Company, two affiliated partnerships for which the Company acts as General Partner, and UTS were named in a lawsuit, filed by another creditor of UTS. The creditor was claiming $360,000 in compensatory damages and $350,000 in punitive damages. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit, the Company expected to incur a loss upon the sale or re-lease of this equipment. Management charged $324,000 to the provision for possible loan and lease losses for the expected loss in 1996 and reclassified its net investment in the equipment, net of the specific allowance, to equipment under operating leases pending the equipment's ultimate sale or re-lease. The equipment was sold during 1997 with no further loss to the Company and the lawsuit was settled pending the outcome of an audit which is in process. Management believes any loss as a result of the audit is adequately covered by the Company's general allowance.

     On October 31, 1996, a lessee of the Company, Soil Recovery Services, Inc. ("SRS"), had an involuntary Petition for Relief under Chapter 7 of the U.S. Bankruptcy Code filed against it. This was converted to a voluntary Chapter 11 on November 25, 1996. At the time the first petition was filed, SRS had various leases with the Company that had a net investment totaling $256,500 and represented 1.4% of the Company's total net investment in leases and finance contracts. A specific allowance for losses of $100,000 was established through a charge to the provision for possible loan and lease losses in 1996 based on estimates of the fair value of the equipment under lease. The Company has obtained the right to repossess the equipment and is in the process of selling the equipment. Management believes the specific allowance is adequate to cover any loss on sale.

     During the fourth quarter of 1996, management of the Company provided a specific allowance for a lease with a certain customer for which the Company had not been receiving lease payments. Management is actively working with such customer to arrange for a sale of the assets under lease. A charge of $50,000 was recorded to the provision for possible loan and lease losses representing management's best estimate of the loss on the expected sale of the equipment. Also, due to the uncertainty as to the timing and amount of future payments from such customer and as to the sale of the assets under lease, the Company reclassified its net investment in the lease at December 31, 1996 of $144,972, net of the specific allowance, to equipment leased under operating leases. The Company is in the process of selling the equipment and expects no further loss on sale.

     In March 1997, the Company foreclosed on a lease with a customer. The net investment in this lease was $545,189. The Company entered into a management agreement with a pay phone operator to manage the equipment with the intent to purchase. The equipment was subsequently sold to such entity for approximately $150,000 less than the carrying value of the lease. The Company attempted to collect the deficiency balance from the guarantor under the original lease. However, since no payments were received, the Company charged $150,000 to the provision for possible loan and lease losses and wrote off the balance at December 31, 1997.

     During 1997, a lessee of the Company filed for bankruptcy. Due to the uncertainty over a possible prior lien on the equipment under lease and the proceeds which may result from sale of the equipment, the Company charged $150,000 to the provision for possible loan and lease losses and wrote off the lease balance of $150,000 at December 31, 1997.

     As of December 31, 1997 there were thirty-nine customers with payments owed to the Company which were over 90 days past due. When payments are past due more than 90 days, the Company discontinues recognizing income on those customer contracts. The contract balance remaining on these contracts was $784,189 at December 31, 1997. The Company's net investment in these contracts at December 31, 1997 was $637,486. Management is monitoring these contracts and at the present time has determined the Company's investment in these contracts is sufficiently collateralized. Management will continue to monitor these contracts and take the necessary steps to protect the Company's investment.

     One customer, SRS, has five contracts with amounts past due over 90 days. The contract balance remaining on these contracts was $258,470 at December 31, 1997. The Company's remaining net investment in these contracts was $199,492 at December 31, 1997. The Company has established a reserve of $100,000 for this customer at December 31, 1997. See Item 6 for further discussion.

     The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is repairing its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers payment systems, and others, is ongoing. The Company does not expect the cost to address the Year 2000 will be material.

     The Company has determined that the software it utilizes in its operations is compatible with the Year 2000. The Company has not yet determined whether the Year 2000 issue has been addressed by its customers. If the Company's customers have not addressed this issue, it could lead to nonpayments of amounts owed to the Company. The Company intends to contact all of its customers regarding this issue by the middle of 1998.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company relies primarily upon debt financing to originate its leases and notes receivable. At December 31, 1997, the Company had a $10,000,000 revolving line of credit with Firstar Bank Milwaukee, N.A. with an expiration date of April 30, 1998. At December 31, 1997, $221,262 was available under this line of credit. The line of credit bears interest at prime plus 1.76% and is collateralized by substantially all of the Company's assets. It can be canceled by Firstar on 90 days notice. The line of credit agreement is guaranteed by the Company's parent and a major stockholder of the Company's parent. The line of credit is discussed further below.

     From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. This type of financing permits the Company not only to plan for a specific return on a portion of its lease portfolio but also to better utilize its revolving credit line to write new lease business. At December 31, 1997, the Company had outstanding borrowings of $1,517,398 from various banks in fixed rate loan transactions.

     The Company has also raised funds via private placement debt offerings. At December 31, 1997, the Company was obligated on approximately $2,725,000 of notes issued pursuant to private placement debt offerings, including $2,000,000 payable to its parent. The amount due the parent is payable in 2005 while the other obligations are due at various dates through 1998.

     The Company has completed a private placement best efforts offering for the issuance of $2 million of Series A preferred stock and warrants. The Company has issued a total of $1,750,000 of preferred stock and $250,000 of warrants totalling $2,000,000 out of a total registered amount of $2,000,000. The Company issued $437,500 of preferred stock and $62,500 of warrants to its Parent.

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

     The Company is currently sponsoring a limited partnership, Telecommunications Income Fund XI, L.P. ("TIFXI") for which the Company will serve as general partner. TIFXI is offering a minimum of $1,200,000 and a maximum of $25,000,000 in units of limited partnership interest ("Units") in the partnership. As of

March 21, 1998, 2,701 Units were sold. The Company, as general partner, will originate leases and finance contracts for TIFXI. This will result in the Company realizing acquisition fees and management fees.

     The Company obtains a portion of its financing under a line-of-credit agreement with a bank. The amount available to borrow under the line-of-credit is limited to 75% of its qualified accounts, as defined in the agreement (primarily leases and notes receivable), but, in no case, can exceed $10 million. The line-of-credit bears interest at prime plus 1.76% and 1.7% at December 31, 1997 and 1996, respectively, and is collateralized by substantially all of the Company's assets. The line-of-credit agreement is guaranteed by the Company's parent and a major stockholder of the Company's parent. The agreement is also cancelable by the lender after giving a 90-day notice. The agreement expires on April 30, 1998. If the line-of-credit is renewed with the existing lender, the agreement requires the Company to refinance approximately $363,000 of existing subordinated debt maturing in 1998. Such refinance would have to be on the same terms as they presently exist with new maturity dates of not less than two years. The Company intends to offer to the subordinated debt holders the opportunity to renew the debt for an additional two year term at the same interest rate. The interest rate on amounts outstanding at December 31, 1997 and 1996 under the line-of-credit agreement was 10.26% and 9.95%, respectively.

     The loan agreement contains various restrictive covenants which, among others, restrict dividend payments except to Class B shareholders and Series A preferred shareholders and requires the Company to maintain certain financial ratios including a total liabilities to tangible net worth ratio of not greater than 2.5, a minimum stockholders' equity (including redeemable stock) of $1,702,000 and an interest coverage ratio of 1.2. As of December 31, 1997 the Company was in violation of its minimum stockholders' equity and interest coverage ratio. The Company has obtained waivers for such covenants from the lender for 1997.

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

     The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as the TIFS. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. The Company's primary source of capital for itself was the private placement offering for the issuance of $2 million of Class A preferred stock and warrants. If these funds are not sufficient, the Company will have to consider the alternatives for obtaining capital, including the sale of existing leases owned by the Company and obtaining new capital from the Company's parent. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of leases cannot be found, interest rates increase, the Company's parent has no funds available to it or the Company fails to operate effectively in 1998.

     The Company's current business plan includes the Company's sponsorship of TIFXI, for which the Company serves as general partner. The Company registered interests in TIFXI under the Securities Act of 1933 and is offering those interests publicly. If the offering is successful, the Company, as general partner, will originate leases and finance contracts for TIFXI, resulting in the Company realizing acquisition fees and management fees. The Company may not be able to rely upon the availability of TIFXI's capital to originate leases. TIFXI could be abandoned due to several factors, including the failure of the TIFXI offering due to lack of investor interest. If the public offering is not successful, the Company would not be able to originate leases for TIFXI, and would not realize revenue from management fees and origination fees. The Company's long term success is highly dependent upon the successful offering of TIFXI.

     The best-efforts public offering of TIFXI is in process and through March 21, 1998, approximately $2,701,000 has been raised out of a maximum offering amount of $25,000,000. No assurance can be provided that such offering will be completed as planned.

     The credit agreement establishing the line of credit contains various restrictive covenants that include, among others, restrictions on divided payments except to the holders of Class B and Series A Preferred shares, maintaining an interest coverage ratio and maintaining minimum stockholders equity measured on a quarterly basis. The Company was in violation of the minimum stockholders equity and interest coverage covenants at December 31, 1997, and received an amendment to permit compliance from the bank. Management expects, based on discussion with the lender, to renew the line of credit when it comes due in April 1998. However, the Company may continue to be in violation of one or more of these covenants, and if it does, the bank may not continue to grant the amendments and waivers requested by the Company. Continued adverse operating results could cause continued noncompliance with these covenants, in which event the bank could immediately accelerate the maturity of the entire outstanding balance under the line of credit or deny or restrict the Company's access to funds under the line of credit, thus materially and adversely affecting the Company's financial condition and continuing business operations. Also, certain other debt obligations of the Company contain standard cross-default provisions. Non-compliance with these covenants could result in the immediate acceleration of the maturity of such other debt.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and related information as of and for the years ended December 31, 1997, 1996 and 1995 are included in Item 7:

     Report of Independent Auditors'
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Changes in Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Berthel Fisher & Company Leasing, Inc.

     We have audited the accompanying consolidated balance sheets of Berthel Fisher & Company Leasing, Inc. (a majority-owned subsidiary of Berthel Fisher & Company) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berthel Fisher & Company Leasing, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Cedar Rapids, Iowa
March 5, 1998

                     BERTHEL FISHER & COMPANY LEASING, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                 1997          1996
                                                                 ----          ----
ASSETS (Note 5):
  Cash and cash equivalents.................................  $        --   $   342,726
  Notes receivable (Note 2).................................    6,836,307     6,530,354
  Net investment in direct financing leases (Note 2)........    7,725,276     9,850,360
  Allowance for possible loan and lease losses (Note 3).....     (435,292)     (412,916)
                                                              -----------   -----------
  Notes receivable and direct financing leases, net.........   14,126,291    15,967,798
  Equipment under operating leases, less accumulated
    depreciation of $31,136 in 1997 and $50,517 in 1996.....      117,978       277,964
  Due from affiliates.......................................       61,932        30,930
  Receivable from parent under tax allocation agreement.....      425,000            --
  Investments in:
    Limited partnerships (Notes 4 and 12)...................      174,826       153,771
    Not readily marketable securities, at cost..............       30,100       250,477
    Available-for-sale security, at fair value..............       51,817            --
  Furniture and equipment, less accumulated depreciation of
    $167,548 in 1997 and $120,200 in 1996...................      190,760       222,853
  Deferred income taxes (Note 6)............................      388,362       515,911
  Deferred costs, less accumulated amortization of $335,469
    in 1997 and $158,924 in 1996 (Note 11)..................      520,935       635,194
  Other assets..............................................      319,963       331,702
                                                              -----------   -----------
         Total..............................................  $16,407,964   $18,729,326
                                                              ===========   ===========
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) LIABILITIES:
  Line-of-credit agreement (Note 5).........................  $ 6,761,493   $ 9,276,031
  Demand note payable to parent.............................      230,000            --
  Outstanding checks in excess of bank balance..............      126,982            --
  Trade accounts payable....................................       29,619       158,227
  Due to affiliates.........................................       99,427       102,038
  Accrued expenses..........................................      197,438       228,014
  Lease security deposits...................................      358,243       374,876
  Notes payable (Note 5)....................................    1,529,930     2,310,805
  Subordinated debentures (Note 5)..........................      725,000       725,000
  Subordinated notes payable (Note 5).......................    2,996,564     2,995,522
  Subordinated debenture payable to parent (Note 5).........    2,000,000     2,000,000
                                                              -----------   -----------
    Total liabilities.......................................   15,054,696    18,170,513
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE 12)
REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 7).....      730,929       722,905
                                                              -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A preferred stock, no par value -- authorized
    125,000 shares, issued and outstanding 125,000 and
    30,341 shares at December 31, 1997 and 1996,
    respectively, (Note 8) ($1,750,000 and $424,774
    liquidation value, convertible into 109,375 and 26,548
    shares of Class A common stock at December 31, 1997 and
    1996, respectively).....................................    1,621,422       422,835
  Class A common stock, no par value-authorized 1,000,000
    shares, issued and outstanding 403,900 and 400,000
    shares at December 31, 1997 and 1996, respectively......       63,400         1,000
  Common stock warrants (Note 9)............................      237,660        66,684
  Accumulated deficit.......................................   (1,192,484)     (654,611)
  Unrealized loss on available-for-sale security, net of tax
    effect..................................................     (107,659)           --
                                                              -----------   -----------
    Total stockholders' equity (deficit)....................      622,339      (164,092)
                                                              -----------   -----------
         Total..............................................  $16,407,964   $18,729,326
                                                              ===========   ===========

                See notes to consolidated financial statements.

                     BERTHEL FISHER & COMPANY LEASING, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997          1996           1995
                                                               ----          ----           ----
REVENUES:
  Income from direct financing leases...................    $1,049,329    $ 1,376,154    $  946,271
  Interest income.......................................       838,265      1,060,118       655,986
  Management and lease acquisition fees from affiliates
     (Note 4)...........................................       772,768        849,266     1,156,632
  Income from monitoring contracts......................            --             --        66,978
  Gain on early termination of leases...................        54,554        147,300        79,874
  Gain on disposal of investments.......................            --             --        65,585
  Other.................................................       141,375        139,114       201,650
                                                            ----------    -----------    ----------
          Total revenues................................     2,856,291      3,571,952     3,172,976
                                                            ----------    -----------    ----------
EXPENSES:
  Employee compensation and benefits....................       398,635        854,802       710,863
  Management fees to affiliates (Note 11)...............       287,146        561,134       682,419
  Expenses of monitoring contracts......................            --             --        82,712
  Other general and administrative expenses (Note 11)...       684,315      1,062,298       879,233
  Interest expense (Note 5).............................     1,743,345      1,791,120     1,227,530
  Provision for possible loan and lease losses (Note
     3).................................................       415,052        592,874       175,139
                                                            ----------    -----------    ----------
          Total expenses................................     3,528,493      4,862,228     3,757,896
                                                            ----------    -----------    ----------
LOSS BEFORE INCOME TAXES................................      (672,202)    (1,290,276)     (584,920)
INCOME TAXES (NOTE 6)...................................      (236,451)      (453,720)     (191,200)
                                                            ----------    -----------    ----------
NET LOSS................................................      (435,751)      (836,556)     (393,720)
LESS DIVIDENDS ON SERIES A PREFERRED STOCK..............       (94,098)            --            --
                                                            ----------    -----------    ----------
NET LOSS ATTRIBUTABLE TO CLASS A COMMON STOCK...........    $ (529,849)   $  (836,556)   $ (393,720)
                                                            ==========    ===========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..............       403,900        400,000       400,000
                                                            ==========    ===========    ==========
LOSS PER COMMON SHARE:
  Basic.................................................    $    (1.31)   $     (2.09)   $     (.98)
  Diluted...............................................         (1.31)         (2.09)         (.98)

                See notes to consolidated financial statements.

                     BERTHEL FISHER & COMPANY LEASING, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                         UNREALIZED
                                                                            RETAINED      LOSS ON         TOTAL
                                         SERIES A    CLASS A    COMMON      EARNINGS     AVAILABLE-   STOCKHOLDERS'
                                        PREFERRED    COMMON     STOCK     (ACCUMULATED    FOR-SALE       EQUITY
                                          STOCK       STOCK    WARRANTS     DEFICIT)      SECURITY      (DEFICIT)
                                        ---------    -------   --------   ------------   ----------   -------------
BALANCE AT DECEMBER 31, 1994..........               $1,000               $   543,985                   $ 544,985
  Net loss............................                   --                  (393,720)                   (393,720)
  Amortization of Class B stock
    issuance costs....................                   --                    (8,023)                     (8,023)
  Gain on redemption of Class B stock
    (Note 7)..........................                   --                    27,270                      27,270
  Gain on redemption of redeemable
    preferred stock of subsidiary
    (Note 1)..........................                   --                    20,457                      20,457
                                        ----------   -------   --------   -----------    ---------      ---------
BALANCE AT DECEMBER 31, 1995..........                1,000                   189,969                     190,969
  Net loss............................                   --                  (836,556)                   (836,556)
  Amortization of Class B stock
    issuance costs....................                   --                    (8,024)                     (8,024)
  Issuance of Series A preferred stock
    and warrants, net of issuance
    costs of $1,939...................  $  422,835       --    $ 60,682            --                     483,517
  Subscription for Series A preferred
    stock and warrants................      12,726       --       1,818            --                      14,544
  Subscription receivable.............     (12,726)      --      (1,818)           --                     (14,544)
  Issuance of common stock warrants...          --       --       6,002            --                       6,002
                                        ----------   -------   --------   -----------    ---------      ---------
BALANCE AT DECEMBER 31, 1996..........     422,835    1,000      66,684      (654,611)                   (164,092)
  Net loss............................          --       --          --      (435,751)                   (435,751)
  Amortization of Class B stock
    issuance costs....................          --       --          --        (8,024)                     (8,024)
  Issuance of Series A preferred stock
    and warrants, net of issuance
    costs of $144,981 (including
    $14,544 of cash received on
    subscriptions receivable).........   1,198,587       --     170,976            --                   1,369,563
  Issuance of Class A common stock....          --   62,400          --            --                      62,400
  Change in unrealized loss on
    available-for-sale security, net
    of tax effect.....................          --       --          --            --    $(107,659)      (107,659)
  Dividends on Series A preferred
    stock.............................          --       --          --       (94,098)          --        (94,098)
                                        ----------   -------   --------   -----------    ---------      ---------
BALANCE AT DECEMBER 31, 1997..........  $1,621,422   $63,400   $237,660   $(1,192,484)   $(107,659)     $ 622,339
                                        ==========   =======   ========   ===========    =========      =========

                See notes to consolidated financial statements.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                   1997           1996           1995
                                                                   ----           ----           ----
OPERATING ACTIVITIES:
 Net loss...................................................    $  (435,751)      (836,556)   $  (393,720)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Gain on early termination of leases......................        (54,554)      (147,300)       (79,874)
   Gain on disposal of investments..........................             --             --        (65,585)
   Loss on abandonment of leasehold improvements............             --             --         20,672
   Amortization of investment in monitoring contracts.......             --             --         57,090
   Depreciation of furniture and equipment..................         83,192        106,970         35,723
   Amortization of deferred costs...........................        176,659        102,273         93,131
   Amortization of deferred revenue.........................             --             --        (15,785)
   Other amortization.......................................         30,440         36,006         36,312
   Provision for possible loan and lease losses.............        415,052        592,874        175,139
   Deferred income taxes....................................        188,549       (457,871)      (211,200)
   Changes in operating assets and liabilities:
     Due from affiliates....................................        (31,002)        58,914         46,864
     Receivable from parent under tax allocation
       agreement............................................       (425,000)            --         43,460
     Other assets...........................................         11,739         79,389       (242,089)
     Outstanding checks in excess of bank balance...........        126,982             --             --
     Trade accounts payable, excluding equipment purchase
       costs accrued........................................       (128,608)       (70,558)       180,336
     Due to affiliates......................................         (2,611)        25,540         (3,988)
     Accrued expenses.......................................        (30,576)       (17,877)        16,485
                                                                -----------    -----------    -----------
       Net cash from operating activities...................        (75,489)      (528,196)      (307,029)
                                                                -----------    -----------    -----------
INVESTING ACTIVITIES:
 Purchases of equipment for direct financing leases.........     (2,327,220)   (11,687,165)    (6,532,872)
 Repayments of direct financing leases......................      2,944,913      2,102,819      2,455,454
 Proceeds from sale or early termination of direct financing
   leases and notes receivable..............................      1,299,597      9,439,276      2,954,920
 Issuance of notes receivable...............................     (1,609,538)    (3,746,893)    (5,543,306)
 Repayments of notes receivable.............................      1,303,585      1,899,901      1,380,182
 Investments in limited partnerships........................        (10,000)            --       (418,381)
 Repayment (issuance) of loans to limited partnerships......        (43,775)       308,165             --
 Distributions from limited partnerships....................          2,280          2,280         16,636
 Proceeds from sale of monitoring contracts.................             --             --        478,652
 Net lease security deposits collected......................        (16,633)       244,916          7,882
 Purchases of furniture and equipment.......................        (21,540)      (123,200)      (134,560)
                                                                -----------    -----------    -----------
       Net cash from investing activities...................      1,521,669     (1,559,901)    (5,335,393)
                                                                -----------    -----------    -----------
FINANCING ACTIVITIES:
 Financing costs incurred...................................             --       (500,365)       (87,123)
 Proceeds from line-of-credit agreement.....................      8,223,772     18,323,060     16,928,589
 Repayments of line-of-credit agreement.....................    (10,738,310)   (17,622,529)   (10,263,089)
 Proceeds from issuance of subordinated notes payable and
   related warrants.........................................             --      3,001,524             --
 Proceeds from issuance of other borrowings.................        650,884      1,365,413      2,317,241
 Repayments of other borrowings.............................     (1,200,717)    (2,290,129)    (3,057,300)
 Redemption of redeemable preferred stock of subsidiary.....             --             --       (129,543)
 Redemption of Class B stock................................             --             --       (172,730)
 Proceeds from issuance of Series A preferred stock and
   warrants.................................................      1,484,544             --             --
 Issuance costs for Series A preferred stock and warrants...       (114,981)            --             --
 Cash dividends paid on Class B stock.......................             --             --       (114,600)
 Cash dividends paid on Series A preferred stock............        (94,098)            --             --
                                                                -----------    -----------    -----------
       Net cash from financing activities...................     (1,788,906)     2,276,974      5,421,445
                                                                -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       (342,726)       188,877       (220,977)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............        342,726        153,849        374,826
                                                                -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $        --    $   342,726    $   153,849
                                                                ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for -- Interest..................    $ 1,588,809    $ 1,656,418    $ 1,082,229
 Noncash investing and financing activities:
   Parent note receivable offset against subordinated note
     payable to parent......................................             --             --        415,000
   Gain on redemption of redeemable preferred stock of
     subsidiary recorded directly to retained earnings......             --             --         20,457
   Gain on redemption of Class B stock recorded directly to
     retained earnings......................................             --             --         27,270
   Equipment reclassified from direct financing leases to
     operating leases.......................................             --        328,481             --
   Conversion of a note payable to preferred stock..........             --        264,980             --
   Contribution of a not readily marketable security for
     preferred stock........................................             --        220,477             --
   Increase (decrease) in trade accounts payable attributed
     to equipment purchase costs............................             --       (300,000)       300,000
   Amortization of Class B stock issuance costs.............          8,024          8,024          8,023
   Reclassification of security as available-for-sale.......        220,476             --             --
   Change in unrealized loss on available-for-sale security,
     net of tax effect......................................        107,659             --             --
   Deferred tax benefit of change in unrealized loss on
     available-for-sale security............................         61,000             --             --
   Issuance of common stock in connection with underwriting
     of subordinated notes payable offering.................         62,400             --             --

                See notes to consolidated financial statements.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF OPERATIONS -- Berthel Fisher & Company Leasing, Inc. (the "Company") is a majority-owned subsidiary of Berthel Fisher & Company. The Company finances, through direct financing leases or notes receivables, telecommunications, agricultural, and general equipment throughout the United States. The financing agreements with individual customers can be large in relation to the portfolio as a whole and certain agreements exceed 10% of the Company's direct financing lease and note receivable portfolio (see Note 2). The leases may be sold to other entities or retained by the Company for its own portfolio.

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

     BASIS OF PRESENTATION -- The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company's line of credit agreement is due on April 30, 1998. Also, during the years ended December 31, 1995, 1996 and 1997, the Company incurred net losses of $393,720, $836,556 and $435,751, respectively. The Company's continuation as a going concern is dependent upon its ability to extend its line of credit or obtain refinancing as may be required and ultimately to attain profitable operations. Management is negotiating an extension of the Company's line of credit agreement with its existing lender. Management believes it will be able to reach a line of credit agreement on terms at least comparable to its existing line of credit with a lender prior to April 30, 1998. Management anticipates that upon renewal or refinancing of its line of credit that existing capital resources, cash flows from operations, and financing from the Company's parent, will be adequate to satisfy the Company's minimum capital requirements for the next twelve months.

     Management's plans for future profitability anticipate the need for the sponsorship of another public limited partnership, Telecommunications Income Fund XI, for which the Company will generate fee income. The best-efforts public offering is in process and through March 5, 1998 approximately $1,437,000 has been raised out of a maximum offering amount of $25,000,000. No assurance can be provided that such offering will be completed as planned.

     DISSOLUTION OF SUBSIDIARY -- On April 21, 1995, Security Finance Corporation sold its alarm monitoring contracts (the "Contracts") to Monitronics International, Inc. ("Monitronics") and recognized a gain on the sale of $65,585. This sale terminated the former agreement between Security Finance Corporation and Monitronics and released each other from liability for performance thereunder. Furthermore, Security Finance Corporation fully relinquished the monitoring responsibilities and maintenance and servicing responsibilities to Monitronics.

     The Contracts served as collateral for Security Finance Corporation's collateral trust bonds which were redeemed on May 19, 1995.

     On July 1, 1995, Security Finance Corporation transferred its remaining assets and liabilities to the Company, and the Company subsequently dissolved Security Finance Corporation. In conjunction with the

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

dissolution, the Company redeemed the convertible preferred stock of Security Finance Corporation and recognized a gain of $20,457 directly to retained earnings.

     CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan and lease losses and the estimated unguaranteed residual values of the Company's leased equipment.

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

     CERTAIN RISK CONCENTRATIONS -- The Company's direct financing leases and notes receivables are concentrated in the telecommunications industry, primarily pay telephones, representing approximately 43% and 42% of the Company's direct finance lease and notes receivable portfolio at December 31, 1997 and 1996, respectively. The Company has also significantly expanded its financing of automated teller machines which represents approximately 21% and 22% of the Company's direct finance lease and notes receivable portfolio at December 31, 1997 and 1996, respectively.

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     NOTES RECEIVABLE -- Notes receivable are carried at the principal balance outstanding. Interest income on notes receivable is accrued based on principal amounts outstanding.

     NET INVESTMENT IN DIRECT FINANCING LEASES -- The Company's primary activity consists of leasing telecommunications and other types of equipment, under direct financing leases, generally over a period of three to five years. At the time of closing a direct financing lease, the Company records the gross lease contract receivable, an estimated unguaranteed residual value and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the carrying value of the equipment leased. In addition, the Company capitalizes all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Lessees are responsible for all taxes, insurance and maintenance costs.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

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

     ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES -- The Company performs credit evaluations prior to approval of a lease or finance contract. As with all direct financing leases, the Company continues to own the equipment under lease. The Company will generally obtain a security interest in future revenues generated from each site in which the equipment is physically located and in the equipment under a finance contract. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. The Company maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the portfolio. The allowance is based upon a continuing review of past loan and lease loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets. Leases and notes receivable which are deemed uncollectible are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.

     EQUIPMENT UNDER OPERATING LEASES -- Equipment leased under operating leases is stated at cost less accumulated depreciation. The equipment is depreciated using the straight-line method over the estimated useful lives of the assets (five years) to the estimated residual value of the equipment at the end of the lease term. Estimated residual values are based on estimates of amounts historically realized by the Company for similar equipment and are periodically reviewed by management for possible impairment.

     INVESTMENTS -- The Company accounts for its general partnership interests in Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund X, L.P. ("TIF X") under the equity method of accounting. Under the equity method of accounting, the Company initially records its investment at cost and subsequently adjusts the carrying value of its investments for its pro rata share of earnings or losses.

     The Company also owns equity interests in entities over which it does not have the ability to exert significant influence over the operations of such entities; therefore, such investments are accounted for at cost.

     Should these investments experience a decline in value that is other than temporary, the Company will recognize a loss in its consolidated statements of operations to reflect such a decline. As these investments are not readily marketable, no market value can be readily determined.

     The Company also has an investment in a marketable equity security classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of related tax effects. At December 31, 1997, the security had a cost of $220,476 and an estimated fair value of $51,817, resulting in an unrealized loss of $168,659. Fair value is determined using published market prices.

     FURNITURE AND EQUIPMENT -- Furniture and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the assets (generally five to ten years). The Company uses accelerated methods in computing depreciation for income tax purposes.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

     DEFERRED INCOME TAXES -- The provision for deferred income taxes is based on an asset and liability approach. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or credit is based on the changes in the asset or liability from period to period including the effect of enacted tax rate changes.

     DEFERRED COSTS -- Deferred costs consist of financing costs incurred in connection with the issuance of long-term debt. Deferred financing costs are being amortized over the life of the related obligation, which ranges from three to eight years.

     STOCK ISSUANCE COSTS -- The costs incurred in connection with the issuance of redeemable Class B nonvoting convertible stock have been deducted from the proceeds. Such amounts are being amortized by a charge to retained earnings over a period of ten years, at which time the carrying value of stock will be equal to its cash redemption value (see Note 7).

     STOCK-BASED COMPENSATION -- The Company measures stock based compensation costs for employees as the excess of the fair value of the parent's common stock at date of grant over the amount the employee must pay for the stock related to Berthel Fisher & Company's stock option plans. The pro forma net loss and loss per share amounts assuming the fair value method was adopted are immaterial and, therefore, are not disclosed.

     SALE OF DIRECT FINANCE LEASES -- The Company at times sells future direct financing lease payments, on a limited recourse basis, to lenders in return for a cash payment. In the case of default by the lessee, the lender has a first lien on the underlying leased equipment. In the event the sale or re-lease proceeds from the underlying equipment do not satisfy the remaining lessee's obligation to the lender, the Company is responsible for a predetermined amount of that obligation. When the sale of direct finance leases occurs, proceeds from the sale, less the net book value of direct finance leases sold and an estimated loss allowance, are recorded as a component of gain on early termination of leases.

     NET LOSS PER COMMON SHARE -- During 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic net loss per common share is based on the weighted average number of shares of Class A common stock outstanding during the year. Diluted net loss per common share is the same as basic net loss per share due to the antidilutive effect on net loss per share of any assumed conversion of convertible securities. The adoption of this statement had no impact on the Company's reported loss per share amounts.

     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS -- In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15,1997. Financial statement disclosures for prior periods are required to be restated. The Company is in

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

2. NOTES RECEIVABLE AND DIRECT FINANCING LEASES

     Notes receivable are comprised of the following:

                                                             DECEMBER 31,
                                                      ---------------------------
                                                         1997             1996
                                                         ----             ----
Notes receivable, collateralized primarily by
  telephone equipment and related site agreements,
  13.9% to 16.5%, maturing through December 2000....  $6,836,307       $6,530,354
                                                      ==========       ==========

     The Company's net investment in direct financing leases consists of the following:

                                                            DECEMBER 31,
                                                    -----------------------------
                                                       1997              1996
                                                       ----              ----
Minimum lease payments receivable.................  $ 8,502,371       $11,526,828
Estimated unguaranteed residual values............      981,806           954,502
Unamortized initial direct costs..................      177,817           236,910
Unearned income...................................   (1,936,718)       (2,867,880)
                                                    -----------       -----------
Net investment in direct financing leases.........  $ 7,725,276       $ 9,850,360
                                                    ===========       ===========

     The balance of direct financing leases sold with recourse that remain uncollected at December 31, 1997 and 1996 was $3,209,258 and $4,269,468,
respectively.

     At December 31, 1997, future minimum lease payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:

                                                                   MINIMUM           ESTIMATED
                                                                LEASE PAYMENTS     UNGUARANTEED
                                                                  RECEIVABLE      RESIDUAL VALUES
                                                                --------------    ---------------
Year ending December 31:
       1998.................................................      $3,235,551         $277,262
       1999.................................................       2,386,533           75,852
       2000.................................................       1,910,619          181,104
       2001.................................................         861,899          376,380
       2002.................................................         105,032           71,208
       Thereafter...........................................           2,737               --
                                                                  ----------         --------
       Total................................................      $8,502,371         $981,806
                                                                  ==========         ========

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

     Additionally, the Company provides financing to certain companies for which the parent or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Company's net investment in direct financing leases and notes receivable with these companies approximated $1,355,860 and $1,253,000 at December 31, 1997 and 1996, respectively.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

     One customer accounted for 10% or more of the amount of income from direct financing leases during one or more of the years presented, as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                  ------------------------
                                                                  1997      1996      1995
                                                                  ----      ----      ----
Customer A..................................................      --%        2%       10%

3. ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

     The changes in the allowance for possible loan and lease losses are as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1997         1996         1995
                                                                  ----         ----         ----
Balance at beginning of year................................    $ 412,916    $ 291,605    $169,260
  Provision.................................................      415,052      592,874     175,139
  Charge-offs...............................................     (392,676)    (471,563)    (52,794)
                                                                ---------    ---------    --------
Balance at end of year......................................    $ 435,292    $ 412,916    $291,605
                                                                =========    =========    ========

     The allowance for loan and lease losses consisted of specific allowances for leases of $158,477 and $100,000 at December 31, 1997 and 1996, respectively, and a general unallocated allowance of $276,815, $312,916, and $291,605 at December 31, 1997, 1996 and 1995, respectively.

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

     On May 6, 1996, a lessee of the Company, United Tele-Systems of Virginia, Inc. ("UTS") filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. This bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Company exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $432,000. The Company, two affiliated partnerships for which the Company acts as General Partner, and UTS were named in a lawsuit, filed by another creditor of UTS. The creditor was claiming $360,000 in compensatory damages and $350,000 in punitive damages. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit, the Company expected to incur a loss upon the sale or re-lease of this equipment. Management charged $324,000 to the provision for possible loan and lease losses for the expected loss in 1996 and reclassified its net investment in the equipment, net of the specific allowance, to equipment under operating leases pending the equipment's ultimate sale or re-lease. The equipment was sold during 1997 with no further loss to the Company and the lawsuit was settled pending the outcome of an audit which is in process. Management believes any loss as a result of the audit is adequately covered by the Company's general allowance.

     On October 31, 1996, a lessee of the Company, Soil Recovery Services, Inc. ("SRS"), had an involuntary Petition for Relief under Chapter 7 of the U.S. Bankruptcy Code filed against it. This was converted to a voluntary Chapter 11 on November 25, 1996. At the time the first petition was filed, SRS had

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

various leases with the Company that had a net investment totaling $256,500 and represented 1.4% of the Company's total net investment in leases and finance contracts. A specific allowance for losses of $100,000 was established through a charge to the provision for possible loan and lease losses in 1996 based on estimates of the fair value of the equipment under lease. The Company has obtained the right to repossess the equipment and is in the process of selling the equipment. Management believes the specific allowance is adequate to cover any loss on sale.

     During the fourth quarter of 1996, management of the Company provided a specific allowance for a lease with a certain customer for which the Company had not been receiving lease payments. Management is actively working with such customer to arrange for a sale of the assets under lease. A charge of $50,000 was recorded to the provision for possible loan and lease losses representing management's best estimate of the loss on the expected sale of the equipment. Also, due to the uncertainty as to the timing and amount of future payments from such customer and as to the sale of the assets under lease, the Company reclassified its net investment in the lease at December 31, 1996 of $144,972, net of the specific allowance, to equipment leased under operating leases. The Company is in the process of selling the equipment and expects no further loss on sale. The carrying value at December 31, 1997 was $113,978.

     In March, 1997, the Company foreclosed on a lease with a customer. The net investment in this lease was $545,189. The Company entered into a management agreement with a pay phone operator to manage the equipment with the intent to purchase. The equipment was subsequently sold to such entity for approximately $150,000 less than the carrying value of the lease. The Company attempted to collect the deficiency balance from the guarantor under the original lease. However, since no payments have been received, the Company charged $150,000 to the provision for possible loan and lease losses and wrote off the balance at December 31, 1997.

     During 1997, a lessee of the Company filed for bankruptcy. Due to the uncertainty over a possible prior lien on the equipment under lease and the proceeds which may result from sale of the equipment, the Company charged $150,000 to the provision for possible loan and lease losses and wrote off the lease balance of $150,000 at December 31, 1997.

4. INVESTMENTS IN LIMITED PARTNERSHIPS

     The Company is the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX"). TIF IX is a limited partnership which raised approximately $17 million through a best-efforts public offering of its limited partnership units. At December 31, 1997 and 1996, the Company's investment in TIF IX consisted of its allocated general partnership interest, unreimbursed costs incurred by the Company in connection with the public offering and temporary loans made to the partnership. Pursuant to the partnership agreement, TIF IX reimbursed the Company for offering and promotional expenses incurred up to 4% of the capital raised. The unreimbursed costs are being amortized on a straight-line basis over a 55-month period which approximates the period of anticipated future revenues from TIF IX. As of December 31, 1997 and 1996, the unamortized balance of these unreimbursed costs aggregated $0 and $33,482, respectively.

     The Company is the general partner of Telecommunications Income Fund X, L.P. ("TIF X"). TIF X is a limited partnership which raised approximately $22.6 million through a best-efforts public offering of its limited partnership units. At December 31, 1997 and 1996, the Company's investment in TIF X consisted of its allocated general partnership interest and temporary loans made to the partnership. Pursuant to the partnership agreement, TIF X reimbursed the Company for offering and promotional expenses incurred up to 4% of the capital raised. During the year ended December 31, 1996, the Company received $13,604 for reimbursement for the remaining unreimbursed amount of such expenses.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

     The Company has also incurred $24,511 of offering related costs related to Telecommunications Income Fund XI for which a best affords public offering is in process. The Company will be reimbursed for offering costs incurred up to 4% of the capital raised.

     Combined summarized financial information for TIF IX and TIF X is as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                                 ----          ----
ASSETS:
Net investment in direct financing leases and notes
  receivable................................................  $27,564,000   $33,330,000
Other assets................................................    2,876,000     3,573,000
                                                              -----------   -----------
Total assets................................................  $30,440,000   $36,903,000
                                                              ===========   ===========
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes payable, guaranteed by the Company (Note 12)..........  $ 5,989,000   $ 5,900,000
Other liabilities...........................................    1,640,000     1,485,000
                                                              -----------   -----------
Total liabilities...........................................    7,629,000     7,385,000
                                                              -----------   -----------
Partners' equity:
General partner.............................................       21,000        22,000
Limited partners............................................   22,837,000    29,559,000
Other.......................................................      (47,000)      (63,000)
                                                              -----------   -----------
Total partners' equity......................................   22,811,000    29,518,000
                                                              -----------   -----------
Total liabilities and partners' equity......................  $30,440,000   $36,903,000
                                                              ===========   ===========

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1997          1996          1995
                                                           ----          ----          ----
Income from direct financing leases...................  $ 4,776,000   $ 6,070,000   $ 6,585,000
Other revenue.........................................      894,000       924,000       200,000
Provision for possible losses.........................   (5,429,000)   (1,671,000)     (923,000)
Impairment loss on equipment..........................     (319,000)     (971,000)           --
Expenses..............................................   (2,040,000)   (3,148,000)   (2,661,000)
                                                        -----------   -----------   -----------
Net income (loss).....................................  $(2,118,000)  $ 1,204,000   $ 3,201,000
                                                        -----------   -----------   -----------
Income (loss) allowable to the Company................  $      (972)  $       680   $     1,657
                                                        ===========   ===========   ===========
Net income (loss) per partnership unit:
  TIF IX..............................................      $ (3.25)       $14.83        $24.26
  TIF X...............................................      $(21.11)       $ 2.17        $17.15

     The Company receives a management fee equal to 5% of the amount of gross rental payments received by TIF IX and TIF X. During the years ended December 31, 1997, 1996 and 1995, gross fees aggregated $604,768, $702,266 and $864,838, respectively. In addition, the Company is reimbursed for certain other costs under administrative services agreements. Amounts received by the Company pursuant to these agreements amounted to $168,000, $147,000 and $168,107 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company receives 4% of all leases acquired by TIF IX and TIF X during the initial funding period, which the Company reports as an acquisition fee. Amounts reported by the Company as acquisition fees were $123,687 for the year ended December 31, 1995. The initial funding period ended during 1995.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

5. CREDIT ARRANGEMENTS

     The Company obtains a portion of its financing under a line-of-credit agreement with a bank. The amount available to borrow under the line-of-credit is limited to 75% of its qualified accounts, as defined in the agreement (primarily leases and notes receivable), but, in no case, can exceed $10 million. The line-of-credit bears interest at prime plus 1.76% and 1.7% at December 31, 1997 and 1996, respectively, and is collateralized by substantially all of the Company's assets. The line-of-credit agreement is guaranteed by the Company's parent and a major stockholder of the Company's parent. The agreement is also cancelable by the lender after giving a 90-day notice. The agreement expires on April 30, 1998. If the line of credit is renewed with the existing lender, the agreement requires the Company to refinance approximately $363,000 of existing subordinated debt maturing in 1998. Such debt refinanced would have to be on the same terms as they presently exist but with new maturity dates of not less than two years. The Company intends to offer to the subordinated debt holders the opportunity to renew the debt for an additional two year term at the same interest rate. The interest rate on amounts outstanding at December 31, 1997 and 1996 under the line-of-credit agreement was 10.26% and 9.95%, respectively.

     The loan agreement contains various restrictive covenants which, among others, restrict dividend payments except to Class B shareholders and Series A preferred shareholders and requires the Company to maintain certain financial ratios including a total liabilities to tangible net worth ratio of not greater than 2.5, a minimum stockholders' equity (including redeemable stock) of $1,702,000 and an interest coverage ratio of 1.2. As of December 31, 1997 the Company was in violation of its minimum stockholders' equity and interest coverage ratio. The Company has obtained waivers for such covenants from the lender for 1997.

     There can be no assurance that the Company will not continue to be in violation of one or more of these covenants. Continued adverse operating results could cause continued noncompliance with these covenants, in which event the bank could immediately accelerate the maturity of the entire outstanding balance under the line of credit or deny or restrict the Company's access to funds under the line of credit. Also, certain other debt obligations of the Company contain standard cross-default provisions. Noncompliance with these covenants could result in the immediate acceleration of the maturity of such other debt.

     Notes payable consists of the following at December 31, 1997 and 1996:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                                 ----         ----
Collateral trust bonds issued by Berthel Fisher & Company
  Leasing, Inc., 9% to 12%, due through 1997................  $       --   $   20,017
Installment loan agreements with banks, 7.75% to 11%,
  maturing through 2000 with subjective acceleration
  clauses, collateralized by net investment in certain
  direct financing leases, certain agreements are also
  guaranteed by the Company's parent........................   1,517,398    2,273,632
Capital lease obligations, 5.37%, due through 2000..........      12,532       17,156
                                                              ----------   ----------
Notes payable...............................................  $1,529,930   $2,310,805
                                                              ==========   ==========

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

     Subordinated debt consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                                 ----         ----
Uncollateralized subordinated debentures, 11% to 12%,
  maturing through 1998.....................................  $  725,000   $  725,000
Uncollateralized subordinated notes payable, 9.5% to 10%,
  maturing in 2001 and 2004, net of discount................   2,996,564    2,995,522
Uncollateralized subordinated debenture payable to parent,
  floating interest rate, maturing in 2005..................   2,000,000    2,000,000
                                                              ----------   ----------
Total subordinated debt.....................................  $5,721,564   $5,720,522
                                                              ==========   ==========

     Interest expense summarized by category is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1997          1996          1995
                                                                ----          ----          ----
Line-of-credit agreement.................................    $  794,776    $  953,912    $  392,946
Demand note payable to parent............................         1,410            --            --
Uncollateralized subordinated note payable to parent.....            --        31,802        24,792
Collateral trust bonds issued by Berther Fisher & Company
  Leasing, Inc...........................................           458        11,729        55,032
Collateral trust bonds issued by Security Finance
  Corporation............................................            --            --        32,349
Installment loan agreements with banks...................       167,676       254,731       281,055
Capital lease obligations................................         1,582         1,532           227
Uncollateralized subordinated debentures.................       125,143       125,374       140,735
Uncollateralized subordinated debenture to parent........       227,521       228,277       298,420
Uncollateralized subordinated notes payable..............       404,589       183,016            --
Other....................................................        20,190           747         1,974
                                                             ----------    ----------    ----------
                                                             $1,743,345    $1,791,120    $1,227,530
                                                             ==========    ==========    ==========

     The collateral trust bonds issued by Berthel Fisher & Company Leasing, Inc. are collateralized by certain equipment leases and are redeemable by the bond holder at any time after one year from the date of issuance subject to certain limitations as defined in the agreements, including a maximum redemption in any one year of 5% of the total principal balance outstanding.

     The subordinated note payable and debenture to parent bear interest at prime plus 3% (11.5% at December 31, 1997, 1996 and 1995), adjusted semi-annually, with a minimum interest rate of 6% and a maximum rate of 12%. In October 1995, the Company and its parent restructured $2,000,000 of the subordinated note payable to the Company's parent into a subordinated debenture. Under the restructured debenture, the maturity date was extended to December 31, 2005; the debenture was contractually subordinated to the subordinated notes payable and to collateralized debt; and the Company's parent was issued warrants for the purchase of 118,875 shares of common stock of the Company at $16.82 per share, exercisable through October 5, 2000. No value was attributed to the warrant by the Company since the warrant's exercise price was equal to the estimated fair value of the Company's common stock at date of issuance.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

     The annual maturities of notes payable and subordinated debt at December 31, 1997 are as follows:

Year ending December 31:
       1998.................................................    $1,296,251
       1999.................................................       435,534
       2000.................................................       392,618
       2001.................................................     2,157,565
       2002.................................................        12,962
       Thereafter...........................................     2,956,564
                                                                ----------
       Total................................................    $7,251,494
                                                                ==========

6. INCOME TAXES

     The results of the Company's operations are included in the consolidated tax returns of Berthel Fisher & Company. In certain states, the Company files separate income tax returns. The entities included in the consolidated returns have adopted the policy of allocating income tax expense or benefit based upon the pro rata contribution of taxable operating income or losses. Generally, this allocation results in profitable companies recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes. Deferred income taxes have been established by each member of the consolidated group based upon the temporary differences within the entity. Based on the parent's consolidated net deferred tax liability position, management believes it is more likely than not that the Company's deferred income tax asset will be recoverable.

     Income tax expense (benefit) consisted of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1997        1996        1995
                                                               ----        ----        ----
Current....................................................  $(425,000)  $   4,151   $  20,000
Deferred...................................................    188,549    (457,871)   (211,200)
                                                             ---------   ---------   ---------
Income taxes...............................................  $(236,451)  $(453,720)  $(191,200)
                                                             =========   =========   =========

     The effective tax rate on loss before income taxes is different from the prevailing federal income tax rate as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1997        1996        1995
                                                               ----        ----        ----
Income tax at federal statutory rates (34%)................  $(228,548)  $(438,700)  $(198,900)
Tax effect increase (decrease) of:
  State income taxes, net of federal effect................    (13,900)    (25,800)      2,600
  Other items..............................................      5,997      10,780       5,100
                                                             ---------   ---------   ---------
Income taxes...............................................  $(236,451)  $(453,720)  $(191,200)
                                                             =========   =========   =========

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

     The tax effect of temporary differences giving rise to the Company's net deferred income tax asset are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                                 ----         ----
Gross deferred income tax liabilities:
  Direct financing leases...................................  $ (824,000)  $ (500,000)
  Unamortized costs associated with limited partnerships....          --      (25,000)
                                                              ----------   ----------
Total.......................................................    (824,000)    (525,000)
                                                              ----------   ----------
Gross deferred income tax assets:
  Alternative minimum tax carryforward......................      84,000       84,000
  Allowance for possible loan and lease losses..............     169,000      149,000
  Net operating loss carryforward...........................     885,000      800,000
  Other.....................................................      13,362        7,911
  Unrealized loss on available-for-sale security............      61,000           --
                                                              ----------   ----------
Total.......................................................   1,212,362    1,040,911
                                                              ----------   ----------
Net deferred income tax asset...............................  $  388,362   $  515,911
                                                              ==========   ==========

     At December 31, 1997, the Company's net operating loss carryforward aggregates $2,300,000 and expires in 2010.

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

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                                ----       ----
Redeemable Class B nonvoting convertible stock (no par
  value-authorized 100,000 shares, issued and outstanding
  75,500 shares), at redemption or liquidation value........  $755,000   $755,000
Unamortized stock issuance costs............................   (24,071)   (32,095)
                                                              --------   --------
Class B nonvoting convertible stock.........................  $730,929   $722,905
                                                              --------   --------

     During the year ended December 31, 1995, the Company allowed redemptions aggregating $200,000 outside the standard terms of the stock agreement. The 1995 redemption resulted in a gain of $27,270 which has been recorded directly to retained earnings.

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

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

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

9. COMMON STOCK WARRANTS

     The Company's common stock warrant activity is summarized as follows:

                                                                EXPIRATION    EXERCISE      NUMBER
                                                                   DATE        PRICE      OUTSTANDING
                                                                ----------    --------    -----------
Issued to the parent in 1995 in connection with the
  subordinated note payable restructuring...................      2000         16.82        118,875
Issued in 1996 in connection with the subordinated notes
  payable offering..........................................    2001-2004      16.00         33,011
Issued in 1996 in connection with the preferred
  stock/warrant offering:
  A Warrant.................................................      1998         12.00         30,341
  B Warrant.................................................      1999         14.00         30,341
                                                                                            -------
Balance at December 31, 1996................................                                212,568
Issued in 1997 in connection with the preferred
  stock/warrant offering:
  A Warrant.................................................      1998         12.00         94,659
  B Warrant.................................................      1999         14.00         94,659
                                                                                            -------
Balance at December 31,1997.................................                                401,886
                                                                                            =======

10. PROFIT SHARING PLAN

     The Company participates in a qualified profit sharing plan under Internal Revenue Code Section 401(a), including a qualified cash or deferred arrangement under Section 401(k), sponsored by Berthel Fisher & Company Financial Services, Inc. Under the terms of the plan, each participant may elect to defer compensation from 2% to 15%. A matching contribution equal to 50% of the deferred compensation of all eligible participants will be made by the employer up to 4% of each participant's total compensation. The employee contributions to the plan are fully vested and employer contributions vest over five years. The Company's contribution for the years ended December 31, 1997, 1996 and 1995 aggregated $6,356, $14,927 and $11,217, respectively.

11. MANAGEMENT AND SERVICES AGREEMENTS

     The Company pays, under an unwritten agreement with the Company's parent, 50% of the management fees it receives from TIF IX and TIF X (see Note 4) to the Company's parent. The Company's parent agreed to suspend indefinitely such payment beginning March 1, 1997 due to the Company's operating losses. Such

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

management fees paid to the Company's parent were $47,146, $351,134 and $432,419 during 1997, 1996 and 1995, respectively.

     In addition, the Company also has an unwritten, month-to-month agreement with its parent in which the Company's parent provides management services at a yearly rate of $240,000, $210,000 and $250,000 during 1997, 1996 and 1995, respectively. In addition, during 1993, the Company paid its parent $50,000 to provide consulting services relating to TIF X for such items as lease documentation, lease approvals, debt structuring and portfolio liquidation. This payment is being amortized to expense over five years, the estimated life of the operating phase of TIF X.

     The Company, from time to time, will engage the services of Berthel Fisher & Company Financial Services, Inc., a broker-dealer majority owned by the Company's parent. In addition, the Company reimburses Berthel Fisher & Company Financial Services, Inc. for operating expenses incurred on its behalf, including certain expenses related to the administrative services agreements discussed in Note 4. The Company also enters into other arrangements with the parent or its affiliates. Following are the amounts paid or received by the Company to Berthel Fisher & Company or its affiliates related to these arrangements:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1997        1996       1995
                                                                  ----        ----       ----
Issuance costs paid (and capitalized) in connection with the
  subordinated notes payable offering.......................    $     --    $223,070    $    --
Offering expenses incurred in connection with the Series A
  preferred stock and warrant offering......................     108,621          --         --
Interest income.............................................      16,965          --         --
Commissions paid on various other transactions..............          --          --      3,935
TIF IX and TIF X administrative services expense
  reimbursements............................................          --          --     46,444
Operating expense reimbursements............................      45,300      50,173     77,063
Office rent.................................................      58,368          --     28,240

12. COMMITMENTS AND CONTINGENCIES

     The Company is contingently liable for all debts of TIF IX and X as the general partner.

     The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF IX. The line-of-credit agreement allows TIF IX to borrow the lesser of $2 million, or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $50,557 and $1,060,490 at December 31, 1997 and 1996, respectively. The agreement matures on April 30, 1998, is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF IX. The note is also guaranteed by the Company's parent and a principal stockholder of the Company's parent.

     The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF X. The line-of-credit agreement allows TIF X to borrow the lesser of $6 million, or 40% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $5,354,801 at December 31, 1997 and $2,607,911 at December 31, 1996. The agreement matures on April 30, 1998, is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF X. The note is also guaranteed by the Company's parent and a principal stockholder of the Company's parent.

     The Company also has guaranteed amounts outstanding under installment loan agreements of TIF IX and TIF X totaling $583,233 and $2,231,510 at December 31, 1997 and 1996, respectively. The agreements are collateralized by certain direct financing leases and a second interest in all assets of TIF IX and TIF X.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

     In December 1995 the Company entered into a lease agreement for office space. The lease term began January 1, 1996 and expires December 30, 2000. Rent is $58,368 per year under the agreement.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value amounts disclosed below are based on estimates prepared by the Company based on valuation methods appropriate in the circumstances. Generally accepted accounting principles do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents, due from affiliates, line-of-credit agreement, and other short-term payables approximates their fair value because of the short maturity of those instruments or the variable interest rate feature of the instruments. Also, the Company's available-for-sale security is reported at market value. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit, interest rate and prepayment risk involved.

     The estimated fair values of the Company's other significant financial instruments are as follows:

                                                     DECEMBER 31, 1997           DECEMBER 31, 1996
                                                  ------------------------    ------------------------
                                                   CARRYING        FAIR        CARRYING        FAIR
                                                    AMOUNT        VALUE         AMOUNT        VALUE
                                                   --------       -----        --------       -----
Notes receivable..............................    $6,986,307    $7,054,104    $6,530,354    $6,489,812
Notes payable.................................     1,529,930     1,523,359     2,310,805     2,284,873
Subordinated debt.............................     5,721,564     5,721,564     5,720,522     5,945,762

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company's executive officers and directors and their ages and position with the Company are as follows:

           NAME              AGE                 POSITIONS WITH COMPANY
           ----              ---                 ----------------------
Thomas J. Berthel..........  46    President, Chief Executive Officer, Director
Nancy L. Lowenberg.........  39    Vice President, Chief Operating Officer, Director
Ronald O. Brendengen.......  43    Treasurer, Chief Financial Officer, Director
Leslie D. Smith............  50    Secretary
Emmett J. Scherrman........  65    Director
Von L. Elbert..............  59    Director
James W. Noyce.............  42    Director

     Thomas J. Berthel, Age 46, Chief Executive Officer (1994-present) of the Company, served as president from the Company's inception to 1994, and was elected President in October, 1996. He also serves as Director (inception to present) of the Company. Mr. Berthel served as President of Berthel Fisher & Company Financial Services, Inc. from its inception to 1993, and since 1993 has served as Chief Executive Officer and a Director of Berthel Fisher & Company Financial Services, Inc. Mr. Berthel also serves as President and Chairman of the Board of Berthel Fisher & Company, the parent company of both the Company and Berthel Fisher & Company Financial Services, Inc. Mr. Berthel serves as the Chairman of the Board and Chief

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

Executive Officer of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. Mr. Berthel also serves in various offices and as a Director of various other subsidiaries of Berthel Fisher & Company. In November, 1995, Mr. Berthel was elected a director of Intellicall, Inc., a publicly traded company. He also serves as the Chairman of the Board of Amana Colonies Golf Course, Inc. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Placement Agent. Mr. Berthel has also served as an individual general partner of eight private leasing programs. Mr. Berthel holds a bachelor's degree from St. Ambrose College, Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa, Iowa City, Iowa (1993).

     Nancy L. Lowenberg, age 39, has been elected Vice President and Chief Operating Officer of the Company beginning January 2, 1997. From September 1986 to December, 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids as Vice President Commercial Loans for Iowa. As Vice President Commercial Loans, she was a relationship manager for 62 accounts with approximately $70,000,000 of committed credit. She responsibility for annual review and maintenance of existing accounts and business development. From 1981 to 1986, Ms. Lowenberg was employed by First Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa.

     Gregory Pugh, age 40, was appointed Executive Vice President of the Company in 1995. He has served as Vice President since October, 1990. Mr. Pugh was elected to serve as a Director of the Company in August, 1995. Prior to joining the Company, Mr. Pugh was employed by Norwest Mortgage from 1989 to 1990 as Branch Facilities Specialist in Des Moines, Iowa. Mr. Pugh was employed by the Principal Financial Group from 1983 to 1988 in various capacities. His last position with Principal Financial Group was as a Mortgage Loan Officer. Mr. Pugh was awarded a Bachelor of Science degree in Industrial Administration/Business Management in 1981 from Iowa State University and a Masters of Business Administration degree from Drake University in Des Moines, Iowa in 1990. Mr. Pugh resigned from the Company effective July 11, 1997.

     Ronald O. Brendengen, age 43, is the Treasurer, Chief Financial Officer and a Director (1988-present) of the Company. He was elected to his current offices in October, 1996. He has served as Secretary (1994-March, 1995), Treasurer, (1998-August, 1995), and Chief Financial Officer (1994-August, 1995) of the Company. He served as Controller (1985-1993), Treasurer (1987-present, Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the Company. Mr. Brendengen also serves as the Treasurer, Chief Operating Officer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

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

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

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

     Steven J. Hogan, age 52, was elected a Director of the Company in August, 1995. In May, 1995, Mr. Hogan was elected Chairman and Chief Executive Office of Electronic Exchange & Transfer Corporation. In 1991, Mr. Hogan founded LinkUSA Corporation, a wholesale-only provider of calling card services and other enhanced services to local and interexchange carriers. He served as President and CEO of LinkUSA from its inception until 1994. From 1987 to 1991, Mr. Hogan was Vice President of Communications Research at Telecom*USA Company. From 1985 to 1987, Mr. Hogan was General Manager of the Communication Products Division of Teleconnect Company. Mr. Hogan is Principal Member of Plans and Concepts, L.P., an industry consulting organization offering technical and business planning with particular expertise in telecommunications and transaction processing. Mr. Hogan graduated from the Illinois Institute of Technology with a BS degree in 1968. Mr. Hogan resigned his directorship in July 1997.

     Emmett J. Scherrman, age 65, was elected a Director of the Company in August, 1995. Mr. Scherrman graduated in 1953 from Loras College with a B.A. in accounting , and attended the U.S. Army Finance School, Ft. Benjamin Harrison, from 1953 to 1955. Mr. Scherrman served as President (1987 to 1997) and Chairman of the Board and Chief Executive Officer (1987-1990) of LeaseAmerica Corporation, Cedar Rapids, Iowa. Since his retirement from LeaseAmerica in 1990, Mr. Scherrman has served as a consultant to Brenton Bank and Trust Company, Cedar Rapids, Iowa from 1992 to present. Mr. Scherrman currently serves as a Director of Brenton Bank and Trust Company; Treasurer and Director of Oak Hill Engineering, Inc.; Chairman, Board of Trustees, Mount Mercy College; and Treasurer and Member of the Board of Trustees, Mercy Medical Center.

     Von L. Elbert, age 59, was elected Director of the Company in October, 1996. He has served as a Director of Berthel Fisher & Company, the parent of the Company, since May, 1991. From 1978 to 1988, Mr. Elbert was the President of TLS, Co., a data processing company, from 1988 to 1996, he served as the Vice President, Treasurer and Chief Financial Officer of Galt Sand Company, a manufacturer of wearing apparel. Mr. Elbert also serves as a director of Mercantile Bank of Eastern Iowa. Mr. Elbert received his BBA degree from the University of Iowa in 1962.

     James W. Noyce, age 42, was elected Director of the Company and of General Partner in September, 1997. Mr. Noyce has been employed by FBL Financial Group, Inc. since 1985. He presently serves as Chief Financial Officer of FBL Financial Group, Inc. (and its affiliates, including Farm Bureau Life Insurance Company), a position he has held since December, 1995. Prior to December, 1995, he served FBL Financial Group, Inc. is various capacities, including, from 1991 to December 1995, as Vice President and Controller. Mr. Noyce graduated in 1978 with a Bachelor of Science and Business Administration (BSBA) in Actuarial Science and Accounting from Drake University College of Business.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company for services rendered during 1995, 1996 and 1997 with respect to the Chief Executive Officer and the President of the Company:

                         SUMMARY OF COMPENSATION TABLE

                                                                        ANNUAL COMPENSATION
                                                         --------------------------------------------------
                  NAME AND                                                  OTHER ANNUAL       ALL OTHER
             PRINCIPAL POSITION                  YEAR    SALARY    BONUS    COMPENSATION    COMPENSATION(1)
             ------------------                  ----    ------    -----    ------------    ---------------
Thomas J. Berthel
  Chief Executive Officer....................    1995     $-0-     $-0-         $-0-          $172,967(2)
                                                 1996     $-0-     $-0-         $-0-          $137,571(2)
                                                 1997     $-0-     $-0-         $-0-          $ 22,060(2)

-------------------------
(1) Beginning with meetings held after August 1, 1995, directors of the Company who are also employees of the Company or affiliates of the Company are paid meeting fees of $150 per meeting; directors of the Company who are not also employees of the Company or affiliates of the Company are paid meeting fees of $250 per meeting.

(2) Includes fees received from the parent of the Company for services provided by Mr. Berthel to Telecommunications Income Fund IX, L.P. and
    Telecommunications Income Fund X, L.P., two limited partnerships for which the Company serves as general partner.

     The Company pays, under an unwritten agreement with the Company's parent, 50% of the management fees it receives from TIFIX and TIFX (see Note 4) to the Company's parent. The Company's parent agreed to suspend indefinitely such payment beginning March 1, 1997 due to the Company's operating losses. Such management fees paid to the Company's parent were $47,146, $351,134 and $432,419 during 1997, 1996 and 1995, respectively.

     In addition, the Company also has an unwritten, month-to-month agreement with its parent in which the Company's parent provides management services at a yearly rate of $240,000, $210,000 and $250,000 during 1997, 1996 and 1995, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Substantially all of the common voting stock of the Company is owned by Berthel Fisher & Company. The following table sets forth, as of December 31, 1997, the number of shares of the common stock of Berthel Fisher & Company (the parent of the Company) beneficially owned by (i) each director of the Company,
(ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each person

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

known by the Company to beneficially own more than five percent of the outstanding shares of the common stock of Berthel Fisher & Company, and (iv) all executive officers and directors of the Company as a group.

                             NAME AND ADDRESS                NUMBER OF SHARES                 PERCENT OF
TITLE OF CLASS             OF BENEFICIAL OWNER             BENEFICIALLY OWNED(1)         OUTSTANDING SHARES(2)
--------------             -------------------             ---------------------         ---------------------
Common           Thomas J. Berthel(3)....................         416,583                       42.81%
                 100 Second Street SE
                 Cedar Rapids. IA 52401
Common           Ronald O. Brendengen....................          27,360                        2.81%
                 100 Second Street SE
                 Cedar Rapids, IA 52401
Common           Fred P. Fisher(4).......................         112,621                       11.57%
                 10875 Benson Drive, Ste. 130
                 Overland Park, KS 66210
Common           Gary L. Rickels.........................          93,808                        9.64%
                 Rural Route #1
                 Center Junction, IA 52212
Common           Von L. Elbert...........................          46,287                        4.76%
                 315 Andover Lane SE
                 Cedar Rapids, IA 52403
Common           All executive officers and directors as          776,900                       79.84%
                 a group (twelve persons)................

-------------------------
(1) Unless otherwise indicated, each person has sole voting and dispositive power over such shares.

(2) Based on 973,022 shares of the common stock of Berthel Fisher & Company outstanding at December 31, 1997.

(3) Does not include 500 shares of Class B Nonvoting Convertible Stock of the Company owned by Mr. Berthel's wife. The 500 shares are convertible into less than one tenth of one percent of the Company's common stock. Does not include an option to purchase 15,000 shares of common stock of Berthel Fisher & Company.

(4) Includes 104,333 shares owned by Mr. Fisher's individual retirement account.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company serves as the general partner of three publicly held limited partnerships, Telecommunications Income Fund IX, L.P. ("TIFIX"), Telecommunications Income Fund X, L.P. ("TIFX") and Telecommunications Income Fund XI, L.P. ("TIFXI"). The Company receives management fees from TIFIX, TIFX and TIFXI in its capacity as general partner. The Company had entered into a consulting contract with Mr. Thomas J. Berthel that provided for twenty percent of the management fee from TIFIX to be paid to Mr. Berthel for consulting services provided to the Company in connection with its obligations as the general partner of TIFIX. The consulting fees paid to Mr. Berthel on account of services provided to TIFIX were $88,394, $64,532 and $11,219 in 1995, 1996 and 1997, respectively. Mr. Berthel also provides consulting services to the Company in connection with the Company's obligations as general partner of TIFX. In connection with these services, Mr. Berthel was paid $84,573, $73,039 and $10,841 in 1995, 1996 and 1997, respectively. The payment of these fees were suspended indefinitely beginning March 1, 1997.

     Certain administrative, managerial, consulting and operational services are provided to the Company by its parent Berthel Fisher & Company ("BFC"). Prior to October, 1995, these services were provided on a

                     BERTHEL FISHER & COMPANY LEASING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

month to month basis pursuant to terms established from time to time by the Board of Directors of the Company and the Board of Directors of BFC. The amount of fees were determined on an annual basis by the Boards of Directors of the Company and BFC. In October, 1995, the Company and BFC entered into a unwritten agreement whereby BFC would continue to provide these services for the period ending December 31, 1996, and thereafter on an annual basis subject to the approval of the Boards of Directors of both companies. The agreement specifies the services to be provided. The annual charges under this agreement were $240,000, $210,000 and $250,000 during 1997, 1996 and 1995, respectively.

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

     The Company has a lease with Internet Navigator, Inc. having a net investment of approximately $146,000 at December 31, 1997. Mr. Von L. Elbert, a director of the Company, has guaranteed this lease. Mr. Elbert has a 16% interest in Internet Navigator, Inc. TIFIX has leases with E&S Investments, Inc. and Future Systems, Inc. having a net investment of approximately $7,300 and $18,200, respectively, at December 31, 1997. Mr. Elbert is a guarantor of the E&S Investment, Inc. and Future Systems, Inc. leases. Mr. Elbert has a 33% ownership interest in Future Systems, Inc. Also see Note 4 to the financial statements with respect to other related party leases.

     Also see Note 11 to the financial statements with respect to other miscellaneous transactions with the Company's parent or its affiliates.

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

                    BERTHEL FISHER & COMPANY LEASING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- (CONTINUED)

           MATERIAL CONTRACTS
           ------------------
    10.1   Revolving Loan and Security Agreement filed as Exhibit 10.1 to Registration Statement No. 33-98346C is
           hereby incorporated by reference.
    10.2   Management Agreement with Berthel Fisher & Company as Exhibit 10.2 to Registration Statement No. 33-98346C
           is hereby incorporated by reference.
    10.3   Incentive Stock Option Plan filed as Exhibit 10.3 to Registration Statement No. 33-98346C is hereby incorporated by reference.
    10.4   Incentive Bonus Plan filed as Exhibit 10.4 to Registration Statement No. 33-98346C is hereby incorporated by reference.
    10.6   Berthel Fisher & Company Subordinated Debenture and Warrant filed as Exhibit 10.8 to Registration
           Statement No. 33-98346C is hereby incorporated by reference.
    10.7   Lease -- Business Property (office space) filed as Exhibit 10.13 to Registration Statement No. 33-98346C
           is hereby incorporated by reference.
    10.8   Agreement between Southwest Merchant Group and the Company filed as Exhibit 10.14 to Registration
           Statement No. 33-98346C is hereby incorporated by reference.
    10.9   Consulting agreement with Thomas J. Berthel filed as Exhibit 10.16 to Registration Statement No. 33-98346C
           is hereby incorporated by reference.
    10.10  Amendment to Revolving Loan and Security Agreement filed as Exhibit 10.16 to Registration Statement No.
           33-98346C is hereby incorporated by reference.
    10.11  Agreement between Nutmeg Securities Ltd. and the Company filed as Exhibit 10.17 to Registration Statement
           No. 33-98346C is hereby incorporated by reference.
    10.12  Amendment to Revolving Loan and Security Agreement filed as Exhibit 10.16 to Registration Statement No.
           33-98346C is hereby incorporated by reference.
    16     Letter on Change in Certifying Accountant filed as Exhibit 16 to Registration Statement No. 33-98346C is
           hereby incorporated by reference.
    21     Subsidiaries of the Registrant
    27     Financial Data Schedule -- filed electronically

        (b) Reports on Form 8-K

            none

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BERTHEL FISHER & COMPANY LEASING, INC.

       By Berthel Fisher & Company Leasing, Inc.

By:                /s/ THOMAS J. BERTHEL               Date: March 27, 1997
   -------------------------------------------------
                   Thomas J. Berthel
                       President

       By Berthel Fisher & Company Leasing, Inc.

By:              /s/ RONALD O. BRENDENGEN              Date: March 27, 1997
   -------------------------------------------------
                 Ronald O. Brendengen
          Chief Financial Officer, Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   /s/ THOMAS J. BERTHEL                 Date: March 27, 1997
----------------------------------------------------
                     Thomas J. Berthel
                  Chief Executive Officer
                    President, Director
          Berthel Fisher & Company Leasing, Inc.,

                  /s/ NANCY L. LOWENBERG                 Date: March 27, 1997
----------------------------------------------------
                    Nancy L. Lowenberg
             Chief Operating Officer, Director
          Berthel Fisher & Company Leasing, Inc.,

                 /s/ RONALD O. BRENDENGEN                Date: March 27, 1997
----------------------------------------------------
                   Ronald O. Brendengen
                    Treasurer, Director
          Berthel Fisher & Company Leasing, Inc.,

                   /s/ DANIEL P. WEGMANN                 Date: March 27, 1997
----------------------------------------------------
                     Daniel P. Wegmann
                        Controller
          Berthel Fisher & Company Leasing, Inc.,