Form 10QSB
period 1998-03-31
BERTHEL FISHER & CO LEASING INC
filed 1998-05-13
CIK 1002918

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

COMMISSION FILE NUMBER 33-98346C

                     BERTHEL FISHER & COMPANY LEASING, INC.
       (Exact name of small business issuer as specified in its charter)

                                      IOWA
                        (State or other jurisdiction of
                         incorporation or organization)
                                   42-1312639
                                (I.R.S. Employer
                              Identification No.)

                   100 SECOND STREET S.E., CEDAR RAPIDS, IOWA
                    (Address of principal executive offices)
                                     52401
                                   (Zip Code)

                                 (319) 365-2506
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X         No
   ---          ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 403,900 shares of Class A common stock

     Transitional Small Business Disclosure Format (Check
one):  Yes              No X
          ---             ---
================================================================================

                     BERTHEL FISHER & COMPANY LEASING, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)
             Balance sheet -- March 31, 1998
             Statements of operations and comprehensive income (loss) -- three months ended March 31, 1998 and three months ended March 31, 1997
             Statements of cash flows -- three months ended March 31, 1998 and three months ended March 31, 1997
Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings
Item 2.       Changes in Securities
Item 3.       Defaults Upon Senior Securities
Item 4.       Submission of Matters to a Vote of Security Holders
Item 5.       Other Information
Item 6.       Exhibits and Reports on Form 8-K
Signatures

                     BERTHEL FISHER & COMPANY LEASING, INC.
                           BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 1998

ASSETS:
  Cash and cash equivalents........................................................................  $         -0-
  Notes receivable.................................................................................      5,708,791
  Net investment in direct financing leases (Note 3)...............................................      7,559,540
  Allowance for possible loan and lease losses (Note 4)............................................        (83,825)
                                                                                                     -------------
  Notes receivable and direct financing leases, net................................................     13,184,506
  Equipment under operating lease, less accumulated depreciation of $38,921........................        101,194
  Due from affiliates..............................................................................         44,060
  Receivable from Parent under tax allocation agreement............................................        442,562
  Investments in:
     Limited partnerships..........................................................................        150,669
     Not readily marketable securities, at cost....................................................         30,134
     Available for sale security, at fair value....................................................        120,907
  Furniture and equipment, less accumulated depreciation of $180,099...............................        187,400
  Deferred income taxes............................................................................        388,362
  Deferred costs, less accumulated amortization of $379,605........................................        476,770
  Other assets.....................................................................................        599,489
                                                                                                     -------------
Total..............................................................................................  $  15,726,063
                                                                                                     =============
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Liabilities:
  Line of credit agreement (Note 5)................................................................  $   5,705,788
  Demand note payable to Parent....................................................................        788,000
  Outstanding checks in excess of bank balance.....................................................         38,330
  Trade accounts payable...........................................................................        104,900
  Due to affiliates................................................................................         80,805
  Accrued expenses.................................................................................        206,905
  Lease security deposits..........................................................................        332,251
  Notes payable (Note 5)...........................................................................      1,403,515
  Subordinated debentures (Note 5).................................................................        725,000
  Subordinated notes payable (Note 5)..............................................................      2,996,824
  Subordinated debenture payable to parent (Note 5)................................................      2,000,000
                                                                                                     -------------
     Total Liabilities.............................................................................     14,382,318
                                                                                                     -------------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 7)............................................        722,935
                                                                                                     -------------
STOCKHOLDERS' EQUITY:
  Series A preferred stock, no par value-authorized 125,000 shares, issued and outstanding 125,000 shares ($1,750,000 liquidation value, convertible into 109,375 shares of Class A common
     stock)........................................................................................      1,621,422
  Class A common stock, no par value-authorized 1,000,000 shares, issued and outstanding 403,900
     shares........................................................................................         63,400
  Common stock warrants............................................................................        237,660
  Accumulated deficit..............................................................................     (1,263,102)
  Accumulated other comprehensive loss.............................................................        (38,570)
                                                                                                     -------------
     Total stockholders' equity....................................................................        620,810
                                                                                                     -------------
Total..............................................................................................  $  15,726,063
                                                                                                     =============

                            See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                            STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDING
                                                                       MARCH 31
                                                                ----------------------
                                                                  1998          1997
                                                                  ----          ----
REVENUE:
  Income from direct financing leases.......................    $240,705      $301,598
  Management fees from affiliates...........................     229,721       209,564
  Interest income...........................................     205,286       215,960
  Gain on early terminations................................      10,679        12,762
  Other revenues............................................      21,358        20,490
                                                                --------      --------
Total revenues..............................................     707,749       760,374
                                                                --------      --------
EXPENSES:
  Employment compensation and benefits......................      93,145       113,301
  Management fees to affiliates.............................      62,500        99,646
  Interest expense..........................................     362,672       409,520
  Provision for possible loan and lease losses..............      11,655        12,546
  Other expenses............................................     229,434       213,523
                                                                --------      --------
Total expenses..............................................     759,406       848,536
                                                                --------      --------
Loss before income taxes....................................     (51,657)      (88,162)
Income tax credit...........................................     (17,563)      (32,678)
                                                                --------      --------
Net loss....................................................     (34,094)      (55,484)
COMPREHENSIVE INCOME (LOSS):
  Unrealized gain on available for sale security, net of
     tax....................................................      69,089           -0-
  Comprehensive income (loss)...............................    $ 34,995      $(55,484)
                                                                ========      ========
LOSS PER COMMON SHARE CALCULATION:
  Net loss..................................................     (34,094)      (55,484)
  Dividends on convertible preferred stock (Note 8).........     (34,521)      (11,006)
                                                                --------      --------
  Net loss attributable to Class A stock....................    $(68,615)     $(66,490)
                                                                ========      ========
  Basic.....................................................    $   (.17)     $   (.17)
  Diluted...................................................    $   (.17)     $   (.17)

                             See accompanying notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 1998    MARCH 31, 1997
                                                                --------------    --------------
OPERATING ACTIVITIES
Net Loss....................................................     $   (34,094)      $   (55,484)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Gain on early termination of leases and notes.............         (10,679)          (12,762)
  Depreciation of furniture and equipment...................          20,336            19,700
  Amortization of deferred costs............................          44,136            38,659
  Provision for possible loan and lease losses..............          11,655            12,546
  Changes in operating assets and liabilities:
  Due from affiliates.......................................          17,872           (11,605)
  Recoverable from parent under tax allocation agreement....         (17,562)          (34,004)
  Other assets..............................................         279,536           (70,920)
  Outstanding checks in excess of bank balance..............          38,330               -0-
  Trade accounts payable excluding equipment purchase costs
     accrued................................................          75,281           (57,017)
  Due to affiliates.........................................         (18,622)          (35,922)
  Accrued expenses..........................................           9,467           (18,561)
                                                                 -----------       -----------
Net cash from operating activities..........................         415,656          (225,370)
INVESTING ACTIVITIES
  Purchases of equipment for direct financing leases........        (777,000)         (604,542)
  Repayments of direct financing leases.....................         328,697         1,138,642
  Proceeds from sale or early termination of direct
     financing leases and notes receivable..................          93,847            19,438
  Issuance of notes receivable..............................             -0-           (75,000)
  Repayments of notes receivable............................         373,213           482,900
  Proceeds from early termination of notes receivable.......         782,890           213,098
  Distributions from limited partnerships...................             -0-            42,424
  Net lease security deposits repaid........................         (25,992)           (1,642)
  Purchases of furniture and equipment......................          (9,191)             (942)
                                                                 -----------       -----------
  Net cash from investing activities........................         766,464         1,214,376
FINANCING ACTIVITIES
Net repayments of line of credit............................      (1,055,705)       (1,029,356)
  Net repayments of notes payable...........................        (126,415)         (459,467)
  Net proceeds from issuance of Series A preferred stock and
     warrants...............................................             -0-           305,743
                                                                 -----------       -----------
  Net cash from financing activities........................      (1,182,120)       (1,183,080)
                                                                 -----------       -----------
Net decrease in cash and cash equivalents...................             -0-          (194,074)
Cash and cash equivalents at beginning of period............             -0-           342,726
                                                                 -----------       -----------
Cash and cash equivalents at end of period..................     $       -0-       $   148,652
                                                                 ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................     $   361,900       $   400,250
  Income taxes..............................................             -0-               -0-
Noncash investing and financing activities:
  Amortization of Class B nonvoting convertible stock
     issuance costs.........................................           2,007             2,007
  Equipment reclassified from direct financing leases to
     operating leases.......................................             -0-           526,395
  Decrease in trade accounts payable attributed to equipment
     purchase costs.........................................             -0-            37,858

                            See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997.

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

     The Company is the general partner in three limited partnerships, Telecommunications Income Fund IX, L.P. ("TIFIX"), Telecommunications Income Fund X, L.P. ("TIFX"), and Telecommunications Income Fund XI, L.P. ("TIFXI") collectively referred to as the "TIFS". The Company accounts for its general partnership interests in the TIFS under the equity method of accounting.

3. NET INVESTMENT IN DIRECT FINANCING LEASES

     The Company's net investment in direct financing leases at March 31, 1998 consists of:

Minimum lease payments receivable...........................    $ 8,345,413
Estimated unguaranteed residual values......................        927,723
Unamortorized initial direct costs..........................        147,916
Unearned income.............................................     (1,861,512)
                                                                -----------
                                                                $ 7,559,540
                                                                ===========

4. ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

     The change in the allowance for possible loan and lease losses is as follows:

Balance at beginning of year................................    $ 435,292
Provision...................................................       11,655
Charge offs.................................................     (363,122)
                                                                ---------
                                                                $  83,825
                                                                =========

     The allowance for loan and lease losses expressed as a percent of the total portfolio is as follows:

MARCH 31, 1998                DECEMBER 31, 1997                MARCH 31, 1996
--------------                -----------------                --------------
     .98%                           1.9%                            2.9%

     The Company decided to charge-off leases with a net investment of $248,689 in the first quarter of 1998. A thorough review of the Company's lease portfolio was conducted and it was determined that, due to 1) the non-payment of rents on these leases (one to two years in arrears), and 2) the lack of any appreciable value of

                     BERTHEL FISHER & COMPANY LEASING, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

the assets, the Company would write these leases off against its loss reserve. While the loss reserve, expressed as a percent of the total portfolio is now approximately only 1%, management feels the remaining existing portfolio is adequately collateralized and additional reserves are not required. Management will continue to monitor the portfolio and will adjust the provision as needed. Currently, a provision equal to 1.5% of equipment purchased for leases and notes is being provided.

5. CREDIT ARRANGEMENTS

     The Company has a note payable consisting of a line-of-credit agreement with a bank. The amount available to borrow under the line-of-credit is limited to 75% of its qualified accounts (primarily leases and notes receivable), but in no case can exceed $10 million. The line-of-credit bears interest at prime plus 1.76% and is collateralized by substantially all of the Company's assets. The line-of-credit agreement is guaranteed by the Company's Parent and a major stockholder of the Company's Parent. The loan agreement contains various restrictive covenants including, among others, covenants that restrict dividend payments except to Class B and Series A preferred stockholders and requires the Company to maintain certain financial ratios including a total liabilities to tangible net worth ratio, as defined in the agreement, of not greater than 2.5, a minimum stockholders' equity (including redeemable stock) of $1,230,000, and an annual interest coverage ratio of 1.2. As of March 31, 1998, the Company was in compliance with the financial covenants. The lender has extended the agreement which is now due to expire June 30, 1998.

     Notes payable at March 31, 1998 consist of:

Installment loan agreements with banks, 7.75% to 11%,
  maturing through 2000 with subjective acceleration
  clauses, collateralized by net investment in certain
  direct financing leases, certain agreements are also
  guaranteed by the Company's Parent........................     1,392,218
Capital lease obligations, 5.37%, due through 2000..........        11,297
                                                                ----------
  Notes payable.............................................    $1,403,515
                                                                ==========

     Subordinated debt consists of the following:

Uncollateralized subordinated debenture payable to Parent,
  floating interest rate, maturing in 2005..................    $2,000,000
Uncollateralized subordinated notes payable, 9.5% to 10%,
  maturing in 2001 and 2004.................................     2,996,824
Uncollateralized subordinated debentures, 11% to 12%
  maturing through 1998.....................................       725,000
                                                                ----------
Total subordinated debt.....................................    $5,721,824
                                                                ==========

6. COMMITMENTS AND CONTINGENCIES

     The Company is contingently liable for all debts of TIF IX, X and XI as the general partner.

     The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFIX. The line-of-credit agreement allows TIFIX to borrow the lesser of $2 million or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $708,613 at March 31, 1998. The agreement matures on April 30, 1998, is cancelable by the lender after giving 90-day notice and is collateralized by substantially all assets of TIFIX. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent. The amounts borrowed under this agreement were paid off April 30, 1998. The agreement will not be renewed.

                     BERTHEL FISHER & COMPANY LEASING, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFX. The line-of-credit agreement allows TIFX to borrow the lesser of $6 million or 40% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $3,939,570 at March 31, 1998. The agreement matures on April 30, 1998, is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIFX. The lender has extended the agreement and it is now due to expire June 30, 1998. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

     The Company has also guaranteed amounts outstanding under installment loan agreements of TIFX totaling $370,780 at March 31, 1998. The agreements are collateralized by certain direct financing leases and a second interest in all assets of TIFX.

7. CLASS B NONVOTING CONVERTIBLE STOCK

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

     The following summarizes the amounts pertaining to the Class B nonvoting convertible stock as set forth in the balance sheets at March 31, 1998:

Class B nonvoting convertible stock (no par value-authorized
  100,000 shares, issued and outstanding 74,500 shares) at
  redemption or liquidation value...........................    $745,000
Unamortorized stock issuance costs..........................     (22,065)
                                                                --------
                                                                $722,935
                                                                ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total revenues in the three months ended March 31, 1998 have decreased $52,625 compared to the same period in 1997 primarily due to lower leases and notes receivable outstanding. Management fees the Company receives from the TIFS have increased $20,157. This can and will vary from period to period due to non-

                     BERTHEL FISHER & COMPANY LEASING, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

payment of leases and catch up payments that occur in the TIF portfolios. TIFIX will enter its liquidation phase May 1, 1998. It is anticipated that management fees the Company receives from TIFIX on rental payments will be, consequently, eliminated. Currently, the Company receives a fee equal to 5% of TIFIX's rental payments, which totalled $978,560 for the first quarter of 1998 for TIFIX.

     The Company currently pays its Parent $20,833 per month for management fees. Prior to March 1997, the Company paid one-half of the management fees it received from the TIFS to its Parent. Effective March 1, 1997, this was discontinued, which has resulted in a $37,146 reduction in management fees paid to its Parent for the first quarter of 1998 compared to the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon debt financing to originate its leases and notes receivable. At March 31, 1998, the Company had a $10 million revolving line-of-credit with Firstar Bank Milwaukee, N.A. with an expiration date of April 30, 1998, which has been extended to June 30, 1998. At March 31, 1998, $408,358 was available under this line of credit. The line of credit bears interest at prime plus 1.76% and is collateralized by substantially all of the Company's assets. It can be canceled by Firstar on 90 days notice. The line of credit agreement is guaranteed by the Company's Parent and a major stockholder of the Company's Parent. The line of credit is discussed further below.

     The Company completed a private placement best efforts offering for the issuance of $2 million of Series A preferred stock and warrants in 1997. The Company issued a total of $1,750,000 of preferred stock and $250,000 of warrants out of a total registered amount of $2,000,000. The Company issued $437,500 of preferred stock and $62,500 of warrants to its Parent.

     The Company is currently sponsoring a limited partnership, Telecommunications Income Fund XI, L.P. ("TIFXI") for which the Company serves as general partner. TIFXI is offering a minimum of $1,200,000 and a maximum of $25,000,000 in units of limited partnership interest ("Units") in the partnership. As of April 24, 1998, 2,940 Units were sold. The Company, as general partner, will originate leases and finance contracts for TIFXI. This will result in the Company realizing acquisition fees and management fees.

     The Company obtains a portion of its financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit agreement is limited to 75% of its qualified accounts, as defined in the agreement (primarily leases and notes receivable), but, in no case, can exceed $10 million. The line of credit bears interest at prime plus 1.76% at March 31, 1998, as in collateralized by substantially all of the Company's assets. The line of credit agreement is guaranteed by the Company's Parent and a major stockholder of the Company's Parent. The agreement is also cancelable by the lender after giving a 90-day notice. The agreement, which was due to expire April 30, 1998, has been extended to June 30, 1998. Management anticipates that it will be able to renew or refinance it's line of credit when it comes due.

     The loan agreement contains various restrictive covenants which, among others, restrict dividend payments except to Class B shareholders and Series A preferred shareholders and requires the Company to maintain certain financial ratios including a total liabilities to tangible net worth ratio of not greater than 2.5, a minimum stockholders equity (including redeemable stock) of $1,230,000 and an interest coverage ratio of 1.2. As of March 31, 1998, the Company was in compliance with the financial covenants.

     There can be no assurance that the Company will continue to be in compliance of one or more of these covenants. Continued adverse operating results could cause non-compliance with these covenants, in which event the bank could immediately accelerate the maturity of the entire outstanding balance under the line of credit or deny or restrict the Company's access to funds under the line of credit, thus materially and adversely affecting the Company's financial condition and continuing business operations. Also, certain other debt obligations of the Company contain standard cross-default provisions. Non-compliance with these covenants could result in the immediate acceleration of the maturity of such other debt.

                     BERTHEL FISHER & COMPANY LEASING, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

     The Company's current business plan includes the Company's sponsorship of TIFXI, for which the Company serves as general partner. The Company registered interests in TIFXI under the Securities Act of 1933 and is offering those interests publicly. If the offering is successful, the Company, as general partner, will originate leases and finance contracts for TIFXI resulting in the Company realizing acquisition fees and management fees. The Company may not be able to rely upon the availability of TIFXI's capital to originate leases. TIFXI could be abandoned due to several factors, including the failure of the TIFXI offering due to lack of investor interest. If the public offering is not successful, the Company would not be able to originate leases for TIFXI, and would not realize revenue from management fees and origination fees. The Company's long term success is highly dependent upon the successful offering of TIFXI.

     The best-efforts public offering of TIFXI is in process and through April 24, 1998, approximately $2,940,000 has been raised out of a maximum offering amount of $25,000,000. No assurance can be provided that such offering will be completed as planned.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits -- None

     b. No Report on Form 8-K was filed for the quarter ended March 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BERTHEL FISHER & COMPANY LEASING, INC.
                                        (Registrant)

Date: 05/11/98                           /s/ RONALD O. BRENDENGEN
                       ---------------------------------------------------------
                        Ronald O. Brendengen, Chief Financial Officer, Treasurer

Date: 05/11/98                           /s/ DANIEL P. WEGMANN
                       ---------------------------------------------------------
                                     Daniel P. Wegmann, Controller