Form 10QSB
period 1998-06-30
BERTHEL FISHER & CO LEASING INC
filed 1998-08-13
CIK 1002918

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


                        Commission file number 33-98346C


                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Iowa                                        42-1312639
----------------------------------            ---------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

               100 Second Street SE     Cedar Rapids, IA 52401
               -----------------------------------------------
                    (Address of principal executive offices)

                                 (319) 365-2506
                                 --------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 452,529 shares of Class A common stock as of June 30, 1998.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ---     ---

                     BERTHEL FISHER & COMPANY LEASING, INC.


                                      INDEX



PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Balance sheet - June 30, 1998

                  Statements of operations and comprehensive income (loss)- Three months ended June 30, 1998 and three months ended June 30, 1997. Six months ended June 30, 1998 and six months ended June 30, 1997.

                  Statements of cash flows - six months ended June 30, 1998 and six months ended June 30, 1997

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K


Signatures

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 1998

ASSETS:
      Cash and cash equivalents                                                             $    592,314
      Notes receivable                                                                         4,272,129
      Net investment in direct financing leases (Note 3)                                       7,136,512
      Allowance for possible loan and lease losses (Note 4)                                     (168,235)
                                                                                            ------------
      Notes receivable and direct financing leases, net                                       11,240,406
      Equipment under operating lease, less accumulated depreciation of $46,705                  138,410
      Due from affiliates                                                                         55,327
      Receivable from Parent under tax allocation agreement                                      453,733
      Investments in:
          Limited partnerships                                                                   111,340
          Not readily marketable securities, at cost                                             264,184
          Available for sale security, at fair value                                             190,505
      Furniture and equipment, less accumulated depreciation of $192,650                         174,849
      Deferred income taxes                                                                      388,362
      Deferred costs, less accumulated amortization of $423,741                                  432,605
      Other assets                                                                               418,171
                                                                                            ------------
TOTAL                                                                                       $ 14,460,206
                                                                                            ============

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES:
      Line of credit agreement (Note 5)                                                     $  4,580,942
      Demand note payable to Parent                                                            1,063,000
      Trade accounts payable                                                                      54,504
      Due to affiliates                                                                           96,419
      Accrued expenses                                                                           214,984
      Lease security deposits                                                                    306,351
      Notes payable (Note 5)                                                                   1,258,231
      Subordinated notes payable (Note 5)                                                      2,997,084
      Subordinated debenture payable to parent (Note 5)                                        2,000,000
                                                                                            ------------
          Total Liabilities                                                                   12,571,515
                                                                                            ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 7)                                          724,941
                                                                                            ------------

STOCKHOLDERS' EQUITY:
      Series A preferred stock, no par value-authorized 125,000 shares, issued and outstanding 125,000 shares (Note 8) ($1,750,000 liquidation
          value, convertible into 109,375 shares of Class A common stock)                      1,621,422
      Class A common stock, no par value-authorized 1,000,000 shares,
          issued and outstanding 452,529 shares                                                  754,474
      Common stock warrants                                                                      121,831
      Accumulated deficit                                                                     (1,334,616)
      Accumulated other comprehensive income                                                         639
                                                                                            ------------
          Total stockholders' equity                                                           1,163,750
                                                                                            ------------
TOTAL                                                                                       $ 14,460,206
                                                                                            ============

See accompanying notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                 Three Months Ending
                                                                       June 30
                                                                1998            1997
                                                                ----            ----

REVENUE:
      Income from direct financing leases                    $ 271,517       $ 293,882
      Management fees from affiliates                          229,058         187,283
      Interest income                                          159,330         191,006
      Gain on early terminations                               217,149           1,913
      Other revenues                                            30,469           4,474
                                                             ---------       ---------

      Total revenues                                           907,523         678,558
                                                             ---------       ---------

EXPENSES:
      Employment compensation and benefits                     100,143          93,612
      Management fees to affiliates                             62,500          62,500
      Interest expense                                         324,150         400,977
      Provision for possible loan and lease losses             243,393          12,166
      Other expenses                                           222,362         209,545
                                                             ---------       ---------

      Total expenses                                           952,548         778,800
                                                             ---------       ---------

Loss before income taxes                                       (45,025)       (100,242)
Income tax credit                                              (10,423)        (31,383)
                                                             ---------       ---------

Net loss                                                       (34,602)        (68,859)

Comprehensive income (loss):  (Note 9)
      Unrealized gain on available for
          sale security, net of tax                             62,699             -0-
                                                             ---------       ---------
Comprehensive income (loss)                                  $  28,097       $ (68,859)
                                                             =========       =========

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                                  (34,602)      $ (68,859)
     Dividends on convertible preferred stock  (Note 8)        (34,904)        (18,519)
                                                             ---------       ---------
     Net loss attributable to Class A stock                  $ (69,506)      $ (87,378)
                                                             =========       =========

     Basic                                                   $    (.17)      $    (.22)
     Fully Diluted                                           $    (.17)      $    (.22)

Weighted average common shares outstanding                     419,932         400,000


See accompanying notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                   Six Months Ending
                                                                        June 30
                                                                 1998              1997
                                                                 ----              ----

REVENUE:
      Income from direct financing leases                    $   512,222       $   595,480
      Management fees from affiliates                            458,779           396,847
      Interest income                                            364,616           406,966
      Gain on early terminations                                 227,828            14,675
      Other revenues                                              51,827            24,964
                                                             -----------       -----------

      Total revenues                                           1,615,272         1,438,932
                                                             -----------       -----------

EXPENSES:
      Employment compensation and benefits                       193,288           206,913
      Management fees to affiliates                              125,000           162,146
      Interest expense                                           686,822           810,497
      Provision for possible loan and lease losses               255,048            24,712
      Other expenses                                             451,796           423,068
                                                             -----------       -----------

      Total expenses                                           1,711,954         1,627,336
                                                             -----------       -----------

Loss before income taxes                                         (96,682)         (188,404)
Income tax credit                                                (27,986)          (64,061)
                                                             -----------       -----------

Net loss                                                         (68,696)         (124,343)

Comprehensive income (loss): (Note 9)
      Unrealized gain on available for
          sale security, net of tax                              108,298               -0-
                                                             -----------       -----------

Comprehensive income (loss)                                  $    39,602       $  (124,343)
                                                             ===========       ===========

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                                    (68,698)      $  (124,343)
     Dividends on convertible preferred stock (Note 9)           (69,425)          (29,525)
                                                             -----------       -----------
     Net loss attributable to Class A stock                  $  (138,123)      $  (153,868)
                                                             ===========       ===========

     Basic                                                   $      (.34)      $      (.38)
     Fully Diluted                                           $      (.34)      $      (.38)

Weighted average common shares outstanding                       411,960           400,000



See accompanying notes

                     BERTHEL FISHER & COMPANY LEASING, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED
                                                                JUNE 30, 1998      JUNE 30, 1997
                                                                -------------      -------------

OPERATING ACTIVITIES

Net Loss                                                         $   (68,696)      $  (124,343)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Gain on early termination of leases and notes                    (227,828)          (14,675)
   Depreciation of furniture and equipment                            40,670            38,231
   Amortization of deferred costs                                     88,272            77,318
   Provision for possible loan and lease losses                      255,049            24,712
   Changes in operating assets and liabilities:
     Due from affiliates                                               6,605            (5,387)
     Recoverable from parent under tax allocation agreement          (28,733)          (65,388)
     Other assets                                                    (98,210)             (906)
     Trade accounts payable excluding equipment
         purchase costs accrued                                       24,885           (81,733)
     Due to affiliates                                                (3,008)          (35,204)
     Accrued expenses                                                (38,244)          (40,926)
                                                                 -----------       -----------
Net cash from operating activities                                   (49,238)         (228,301)


INVESTING ACTIVITIES

Purchases of equipment for direct financing leases                  (876,481)       (1,486,725)
Repayments of direct financing leases                                773,819         1,640,556
Proceeds from sale or early termination of
   direct financing leases                                           304,723            97,790
Issuance of notes receivable                                             -0-           (75,000)
Repayments of notes receivable                                       553,854           789,133
Proceeds from early termination of notes receivable                1,942,404           287,467
Distributions from limited partnerships                                  -0-            66,166
Net lease security deposits repaid                                   (51,892)           18,049
Purchases of furniture and equipment                                  (9,191)          (14,289)
                                                                 -----------       -----------
Net cash from investing activities                                 2,637,236         1,323,147


(Continued)

                     BERTHEL FISHER & COMPANY LEASING, INC.

                            STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)



FINANCING ACTIVITIES

Proceeds from exercise of stock warrants                        583,548               -0-
Net repayments of line of credit                             (2,180,551)       (1,578,936)
Net repayments of notes payable                                (271,699)         (502,112)
Net proceeds from issuance of Series A
     preferred stock and warrants                                   -0-           717,188
                                                            -----------       -----------
Net cash from financing activities                           (1,868,702)       (1,363,860)
                                                            -----------       -----------
Net increase (decrease) in cash and cash equivalents            719,296          (269,014)
Cash and cash equivalents at beginning of period               (126,982)          342,726
                                                            -----------       -----------
Cash and cash equivalents at end of period                  $   592,314       $    73,712
                                                            ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                 $   380,826       $   805,610
   Income taxes                                                     -0-               -0-
Noncash investing and financing activities:
   Amortization of Class B nonvoting convertible
       stock issuance costs                                         -0-             4,014
   Equipment reclassified from direct financing leases
       to operating leases                                          -0-           526,395
   Decrease in trade accounts payable attributed
       to equipment purchase costs                                  -0-            37,858
   Note receivable converted to investment in
       not readily marketable security                           25,400           715,000



See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997.

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

3.     NET INVESTMENT IN DIRECT  FINANCING LEASES

       The Company's net investment in direct financing leases at June 30, 1998 consists of:

              Minimum lease payments receivable                                          $  7,611,055
              Estimated unguaranteed residual values                                          577,088
              Unamortorized initial direct costs                                              120,154
              Unearned income                                                              (1,171,785)
                                                                                         ------------
                                                                                         $  7,136,512
                                                                                         ============

4.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

       The change in the allowance for possible loan and lease losses for the six months ended June 30, 1998 is as follows:

               Balance at beginning of year                                               $   435,292
               Provision                                                                      218,750
               Charge offs                                                                   (517,956)
               Recovery                                                                        32,149
                                                                                          -----------
                                                                                          $   168,235
                                                                                          ===========

                     BERTHEL FISHER & COMPANY LEASING, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

       The allowance for loan and lease losses, excluding specific reserves, expressed as a percent of the total portfolio is as follows:

                  June 30, 1998           December 31, 1997              June 30, 1997
                  -------------           -----------------              -------------
                        1.5 %                      1.9 %                       2.1 %

5.     CREDIT ARRANGEMENTS

       The Company had a note payable consisting of a line-of-credit agreement with Firstar Bank which expired June 30, 1998 and will not be renewed with the current lender. Management is currently working to establish a new line of credit with another financial institution. All payments received by the Company pertaining to leases and notes that are collateralized by Firstar are required to go towards reducing the loan balance with Firstar under the expired agreement. Firstar Bank expects the Company to sell a portion of its portfolio to a third party before September 8, 1998, to repay Firstar. Any balance outstanding on or after September 8, 1998 will be assessed a default rate equal to 2% over the current rate which is 1.76% over prime. Any balance remaining as of September 30, 1998 will be due immediately.

       Notes payable at June 30, 1998 consists of:

              Installment loan agreements with banks, 7.75% to 11%, maturing through 2000 with subjective acceleration clauses,
                 collateralized by net investment in certain direct financing leases, certain agreements are also guaranteed by the Company's
                 Parent                                                                   $ 1,248,202
              Capital lease obligations, 5.37%, due through 2000                               10,029
                                                                                          -----------
                 Notes payable                                                            $ 1,258,231
                                                                                          ===========

       Subordinated debt consists of the following:

              Uncollateralized subordinated debenture payable to
                 Parent, floating interest rate, maturing in 2005                         $ 2,000,000
              Uncollateralized subordinated notes payable, 9.5%
                 to 10%, maturing in 2001 and 2004                                          2,997,084
                                                                                          -----------
              Total subordinated debt                                                     $ 4,997,084
                                                                                          ===========

6.     COMMITMENTS AND CONTINGENCIES

       The Company is contingently liable for all debts of TIF IX, X and XI as the general partner.

       The Company also had guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFIX. The amounts borrowed under this agreement were paid off April 30, 1998. The agreement will not be renewed.

                     BERTHEL FISHER & COMPANY LEASING, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

       The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIFX. The line-of-credit agreement allowed TIFX to borrow the lesser of $6 million or 40% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $1,906,398 at June 30, 1998. The agreement expired June 30, 1998. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent. The Company is currently working with the existing lender to renew the line of credit agreement. As of July 31, 1998, the agreement had not been renewed.

       The Company has also guaranteed amounts outstanding under installment loan agreements of TIFX totaling $153,691 at June 30, 1998. The agreements are collateralized by certain direct financing leases and a second interest in all assets of TIFX.

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

       The following summarizes the amounts pertaining to the Class B nonvoting convertible stock as set forth in the balance sheets at June 30, 1998:

       Class B nonvoting convertible stock (no par value-authorized 100,000 shares, issued and outstanding 74,500 shares) at redemption or
         liquidation value                                                      $ 745,000
       Unamortorized stock issuance costs                                         (20,059)
                                                                                ----------
                                                                                $  724,941
                                                                                ==========

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

                     BERTHEL FISHER & COMPANY LEASING, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

share on those matters where the preferred stock is voting as a class. The preferred stock is entitled to a preference on liquidation equal to $14.00 per share, plus accumulated dividends.

       The Company issued, in connection with the Series A preferred stock offering, common stock warrants as follows:

                                                     Expiration         Exercise           Number
                                                        Date              Price          Outstanding
                                                        ----              -----          -----------

                    A Warrants                        04/30/98            $12.00          125,000
                    B Warrants                            1999            $14.00          125,000

       During the second quarter of 1998, 48,629 warrants were exercised at $12.00 per share. The Company's Parent exercised 31,250 of these warrants and was issued $375,000 of common stock.

9.     COMPREHENSIVE INCOME (LOSS)

       In December, 1996, the Company's Parent transferred 81,282 shares of a customers restricted common stock to the Company as part of a debt conversion with it's Parent. Beginning in November 1997, the stock was marked to fair value since the restriction period had elapsed, and is being accounted for as being available for sale. The stock is marked to market with unrealized gains or losses recorded as a separate component of equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Total revenues in the six months ended June 30, 1998 have increased $176,340 from the same period in 1997, primarily due to gains on early lease terminations which occurred in 1998. During the second quarter of 1998, the Company sold approximately $1,441,000 of it's net investment in leases and notes. These sales generated net gains of approximately $217,000 in the second quarter of 1998 as compared to $1,900 of net gains in 1997.

       A customer had issued to the Company, as a part of a note agreement, shares of it's common stock. The customer completed an IPO in the second quarter of 1998. The customer paid off the note during the second quarter. The cash proceeds of this disposition and the deferred gain of $183,250 from the stock issuance resulted in a net gain of $186,689 on this note disposition.

       The Company receives, from TIFXI, a 5% acquisition fee on equipment purchased by TIFXI for investments in leases and notes. The Company has earned $163,000 of acquisition fees in 1998 versus none in 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS   (CONTINUED)

       Management fees the Company receives from the TIFS have decreased approximately $136,000 for the six months ended June 30, 1998, as compared to the same period in 1997. TIFIX entered its liquidation phase May 1, 1998 and, as a result, the Company will not receive any further management fees from TIFIX. Management fees received by the Company in 1998 for TIFIX were $58,829 compared to $148,337 for the same period in 1997. Currently, the Company receives a fee equal to 5% of TIFX's note and lease payments and 2% of TIFXI's note and lease payments. TIFX management fees have decreased approximately $55,000 in the first six months of 1998 compared to the same period in 1997. TIFX's lease and note portfolio has decreased approximately $5.2 million dollars as of June 30, 1998 compared to June 30, 1997, resulting in less management fees received by the Company from TIFX. If TIFX is unable to obtain a line of credit agreement with a lender, the Partnership will be unable to originate new equipment financing contracts. The lack of new contracts in TIFX will result in the Company not receiving management fees on the payments of the new contracts.

       Lease and interest income has decreased approximately $125,000 for the six months ended June 30, 1998 compared to the same period in 1997. The Company's investment in its lease and note portfolio has decreased approximately $2.4 million in the same period, resulting in less income being recorded. The decrease in the lease and note income as a result of the declining portfolio has been mitigated by the increase of approximately $213,000 of gains recorded on early terminations as discussed above.

       The Company's charge off policy requires an analysis of delinquent accounts on a quarterly basis. Those accounts which are determined to be uncollectible are removed from the performing portfolio and charged to the loss reserve. A total of $356,975 and $160,981 was charged to the loss reserve in the first and second quarters of 1998, respectively.

       During 1995 and 1996, the Company sold approximately $6,150,000 of its portfolio to a financial institution ("FI"). The selling agreement required the Company to service the portfolio and remit to the FI the payments received from lessees. The agreement also allowed the FI to put back to the Company any leases which became more than 60 days delinquent. Since the agreement has been in place, the FI has, from time to time, put leases back to the Company. During the second quarter of 1998, the Company was required to purchase, from the FI, $328,189 less a $102,054 reserve (held by the FI as a part of the original sale) of leases past due 60 or more days. A charge for $107,242 was made to the loss reserve for those leases deemed uncollectible.

       In order to bring the loss reserve to a level of approximately 1.5% of the lease and note portfolio, which management believes is adequate to cover losses in the portfolio, $243,393 was charged to provision expense in the second quarter of 1998.

       The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, payment systems, and

]
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS   (CONTINUED)

others, is ongoing. The Company does not expect the cost to address the Year 2000 will be material.

       The Company has determined that the software it utilizes in its operations is compatible with the Year 2000. The Company has not yet fully determined whether the Year 2000 issue has been addressed by all of its customers. If the Company's customers have not addressed this issue, it could lead to non-payments of amounts owed to the Company. The Company has contacted all of its customers regarding this issue. The customers contacted have indicated various stages of readiness. The Company will continue to determine customer Year 2000 compliance by follow-up with customers who have indicated non-compliance.


LIQUIDITY AND CAPITAL RESOURCES

       The Company relies primarily upon debt financing to originate its leases and notes receivable. At June 30, 1998, the Company had a $10 million revolving line-of-credit with Firstar Bank Milwaukee, N.A. with an expiration date of April 30, 1998, which had been extended to June 30, 1998. This agreement has expired and will not be renewed with Firstar Bank of Milwaukee. Management is currently attempting to establish a new line of credit with another lender. See note 5 to financial statements for further discussion.

       A total of 48,629 of "A" warrants were exercised at $12.00 per share in the second quarter of 1998. As a result, the Company issued to the holders of the "A" warrants 48,629 shares of its common stock and received $583,548 in return.

       The Company is currently sponsoring a limited partnership, TIFXI, for which the Company serves as general partner. TIFXI is offering a minimum of $1,200,000 and a maximum of $25,000,000 in units of limited partnership interest ("Units") in the partnership. As of July 24, 1998, 3,692 Units were sold. The Company, as general partner, will originate leases and finance contracts for TIFXI. This will result in the Company realizing acquisition fees and management fees.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS   (CONTINUED)

       The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as the TIFS. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. The Company's primary source of capital for itself was the private placement offering for the issuance of $2 million of Class A preferred stock and warrants and the line of credit discussed below. If these funds are not sufficient, the Company will have to consider the alternatives for obtaining capital, including the sale of existing leases owned by the Company and obtaining new capital from the Company's Parent. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of leases cannot be found, interest rates increase, the Company's Parent has no funds available to it or the Company fails to operate effectively in 1998.

       The Company's current business plan includes the Company's sponsorship of TIFXI, for which the Company serves as general partner. The Company registered interests in TIFXI under the Securities Act of 1933 and is offering those interests publicly. If the offering is successful, the Company, as general partner, will originate leases and finance contracts for TIFXI resulting in the Company realizing acquisition fees and management fees. The Company may not be able to rely upon the availability of TIFXI's capital beyond the capital raised to date, to originate leases. The offering of TIFXI could be abandoned due to several factors, including lack of investor interest. If the public offering does not result in additional investments in TIFXI the Company will not realize revenue from management fees and acquisition fees. The Company's long term success is highly dependent upon the successful offering of TIFXI.

       The best-efforts public offering of TIFXI is in process and through July 24, 1998, approximately $3,692,000 has been raised out of a maximum offering amount of $25,000,000. No assurance can be provided that such offering will be completed as planned.

       The Company must find a lender who will extend to the Company a line of credit. Until such time, the Company will not be able to originate new leases for its own portfolio unless funds are advanced to the Company from its Parent. The Company is currently working to sell a portion of its portfolio to pay off the remaining line of credit debt of approximately $4.2 million as of July 24, 1998. The Company does not expect to incur any loss on the portfolio it may sell, nor does it expect to incur any additional costs payable to Firstar Bank other than normal interest charges.

       A debt consolidation plan has been formulated which would allow the Company the opportunity to pay off a significant portion of its remaining debt and allow it to invest $3.0 million in leases and notes over a 60 month period. The reduced interest and related expenses, plus the income from the new investments would allow the Company to generate sufficient cash and revenues to make it profitable on an ongoing basis. The Company would incur a significant one time charge to earnings of approximately $544,000 due to the write off of deferred costs associated with the old debt as a result of this debt consolidation, but would recover this in approximately 17 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

There is no assurance a lender can be found which will allow the debt consolidation plan to be implemented. In the absence of new debt, the Company will be forced to look to its Parent for additional funding and the sale of existing leases to cash flow.


                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.    Exhibits - None
          b.    No Report on Form 8-K was filed for the quarter ended
                June 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                                  (Registrant)



Date:  August 10, 1998                  /s/ Ronald O. Brendengen
     -----------------                  ---------------------------------------
                                        Ronald O. Brendengen, Chief Financial
                                        Officer, Treasurer



Date:  August 10, 1998                  /s/ Daniel P. Wegmann
     -----------------                  ---------------------------------------
                                        Daniel P. Wegmann, Controller