Form 10QSB
period 1998-09-30
BERTHEL FISHER & CO LEASING INC
filed 1998-11-13
CIK 1002918

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


                        Commission file number 33-98346C
                                               ---------


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

              100 Second Street       SE Cedar Rapids, IA 52401
              -------------------------------------------------

                    (Address of principal executive offices)

                                 (319) 365-2506
                           ---------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:      452,529 shares of Class A common
stock as of September 30, 1998.

Transitional Small Business Disclosure Format (Check one): Yes       No  X
                                                               -----   -----

                     BERTHEL FISHER & COMPANY LEASING, INC.


                                     INDEX

                                                                          Page
                                                                          ----
PART I.      FINANCIAL INFORMATION
             ---------------------
Item 1.      Financial Statements (unaudited)

             Balance sheet - September 30, 1998                             3

             Statements of operations and comprehensive income
             (loss) Three months ended September 30, 1998 and
             three months ended September 30, 1997                          4

             Nine months ended September 30, 1998 and nine months
             ended September 30, 1997                                       5

             Statements of cash flows - nine months ended
             September 30, 1998 and nine months ended
             September 30, 1997                                             6

             Notes to financial statements                                  8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11



PART II.     OTHER INFORMATION                                             14
             -----------------

Item 1.      Legal Proceedings

Item 2.      Changes in Securities

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K


Signatures


                     BERTHEL FISHER & COMPANY LEASING, INC.
                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 1998

ASSETS:
      Cash and cash equivalents                                  $    282,589
      Notes receivable                                              2,870,675
      Net investment in direct financing leases (Note 3)            2,264,095
      Allowance for possible loan and lease losses (Note 4)          (194,208)
                                                                 ------------
      Notes receivable and direct financing leases, net             4,940,562
      Note receivable - Safeguard                                     983,984
Equipment under operating lease, less accumulated
  depreciation of $54,489                                             130,626
      Due from affiliates                                             269,547
      Receivable from Parent under tax allocation agreement           448,914
      Investments in:
          Limited partnerships                                         39,115
          Not readily marketable securities, at cost                  238,784
          Available for sale security, at fair value                  194,349
      Furniture and equipment, less accumulated depreciation
        of $205,200                                                   165,389
      Deferred income taxes                                           388,362
      Deferred costs, less accumulated amortization
        of $467,877                                                   388,411
      Other assets                                                    275,777
                                                                 ------------
TOTAL                                                            $  8,746,409
                                                                 ============
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES:
      Line of credit agreement (Note 5)                                   -0-
      Demand note payable to Parent                                 1,368,000
      Trade accounts payable                                           37,806
      Due to affiliates                                               198,606
      Accrued expenses                                                122,446
      Lease security deposits                                         155,042
      Notes payable (Note 5)                                           97,968
      Subordinated notes payable (Note 5)                           2,997,345
      Subordinated debenture payable to parent (Note 5)             2,000,000
                                                                 ------------
          Total Liabilities                                         6,977,213
                                                                 ------------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 7)               726,947
                                                                 ------------

STOCKHOLDERS' EQUITY:
      Series A preferred stock, no par value-authorized
          125,000 shares, issued and outstanding 125,000 shares
          (Note 8) ($1,750,000 liquidation value, convertible
          into 109,375 shares of Class A common stock)              1,621,422
          Class A common stock, no par value-authorized
          1,000,000 shares, issued and outstanding 452,529 shares     754,474
      Common stock warrants                                           121,831
      Accumulated deficit                                          (1,441,889)
      Accumulated other comprehensive loss, net of tax effect         (13,589)
                                                                 ------------
          Total stockholders' equity                                1,042,249
                                                                 ------------
TOTAL                                                            $  8,746,409
                                                                 ============

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDING
                                                           SEPTEMBER 30
                                                       1998           1997
                                                       ----           ----
REVENUE:
      Income from direct financing leases         $   177,707     $   273,492
      Management fees from affiliates                 135,877         210,152
      Interest income                                 152,501         154,861
      Gain on early terminations                       82,243          41,017
      Other revenues                                   19,741           8,553
                                                  -----------     -----------

      Total revenues                                  568,069         688,075
                                                  -----------     -----------

EXPENSES:
      Employment compensation and benefits            104,448          82,580
      Management fees to affiliates                    61,666          62,501
      Interest expense                                299,870         380,330
      Provision for possible loan and lease losses      3,048          16,290
      Other expenses                                  212,470         225,379
                                                  -----------     -----------

      Total expenses                                  681,502         767,080
                                                  -----------     -----------

Loss before income taxes                             (113,433)        (79,005)
Income tax credit                                     (43,453)        (21,226)
                                                  -----------     -----------

Net loss                                              (69,980)        (57,779)

Comprehensive income (loss):  (Note 9)
      Unrealized loss on available for
          sale security, net of tax                   (14,227)             -0-
                                                  -----------     -----------
Comprehensive income (loss)                       $   (84,207)    $   (57,779)
                                                  ===========     ===========

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                         (69,980)    $   (57,779)
     Dividends on convertible preferred
       stock  (Note 8)                                (35,286)        (29,278)
                                                  -----------     -----------
     Net loss attributable to Class A stock       $  (105,266)    $   (87,057)
                                                  ===========     ===========

     Basic                                        $      (.23)    $      (.22)
     Fully Diluted                                $      (.23)    $      (.22)

Weighted average common shares outstanding            452,529         403,900

See accompanying notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                       NINE MONTHS ENDING
                                                          SEPTEMBER 30
                                                      1998            1997
                                                      ----            ----
REVENUE:
      Income from direct financing leases        $    689,929    $    868,972
      Management fees from affiliates                 594,656         606,999
      Interest income                                 517,117         561,827
      Gain on early terminations                      310,071          55,692
      Other revenues                                   71,568          33,517
                                                 ------------    ------------

      Total revenues                                2,183,341       2,127,007
                                                 ------------    ------------

EXPENSES:
      Employment compensation and benefits            297,736         289,493
      Management fees to affiliates                   186,666         224,647
      Interest expense                                986,692       1,190,827
      Provision for possible loan and
        lease losses                                  258,096          41,002
      Other expenses                                  664,266         648,447
                                                 ------------    ------------

      Total expenses                                2,393,456       2,394,416
                                                 ------------    ------------

Loss before income taxes                             (210,115)       (267,409)
Income tax credit                                     (71,439)        (85,287)
                                                 ------------    ------------

Net loss                                             (138,676)       (182,122)

Comprehensive income (loss):  (Note 9)
      Unrealized gain on available for
          sale security, net of tax                    94,071             -0-

Comprehensive income (loss)                      $    (44,605)   $   (182,122)
                                                 ============    ============

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                        (138,676)   $   (182,122)
     Dividends on convertible preferred
       stock  (Note 8)                               (104,713)        (58,803)
                                                 ------------    ------------
     Net loss attributable to Class A stock      $   (243,389)   $   (240,925)
                                                 ============    ============

     Basic                                       $       (.57)   $       (.60)
     Fully Diluted                               $       (.57)   $       (.60)

Weighted average common shares outstanding            425,632         403,900


See accompanying notes

                     BERTHEL FISHER & COMPANY LEASING, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                         1998          1997
                                                         -----         ----
OPERATING ACTIVITIES
Net Loss                                            $   (138,676)  $   (182,122)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Gain on early termination of leases and notes        (310,071)       (55,692)
   Depreciation of furniture and equipment                61,004         61,085
   Amortization of deferred costs                        132,408        115,948
   Provision for possible loan and lease losses          258,096         41,002
   Changes in operating assets and liabilities:
     Due from affiliates                                (207,615)        (7,582)
     Recoverable from parent under tax
       allocation agreement                              (23,914)       (86,644)
     Other assets                                         44,186        (50,291)
     Trade accounts payable excluding equipment
       purchase costs accrued                              8,187       (158,227)
     Due to affiliates                                 1,467,179        (34,676)
     Accrued expenses                                    (74,992)       (30,224)
                                                    ------------   ------------
Net cash from operating activities                     1,215,792       (387,423)


INVESTING ACTIVITIES

Purchases of equipment for direct financing leases    (1,639,416)    (1,832,830)
Repayments of direct financing leases                  3,823,978      2,605,143
Proceeds from sale or early termination of
   direct financing leases                             1,852,958        283,083
Issuance of notes receivable                                 -0-       (575,000)
Purchase of Safeguard notes                             (983,984)           -0-
Repayments of notes receivable                         1,612,633      1,146,377
Proceeds from early termination of notes receivable    2,352,999        305,840
Distributions from limited partnerships                      -0-         30,121
Net lease security deposits repaid                      (203,201)        12,780
Purchases of furniture and equipment                     (12,281)       (27,845)
                                                    ------------   ------------
Net cash from investing activities                     6,803,686      1,947,669


(Continued)

                     BERTHEL FISHER & COMPANY LEASING, INC.

                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)



FINANCING ACTIVITIES
Proceeds from exercise of stock warrants            583,548                -0-
Net repayments of line of credit                 (6,761,493)        (2,628,449)
Net repayments of notes payable                  (1,431,962)          (641,215)
Net proceeds from issuance of Series A
     preferred stock and warrants                       -0-          1,369,563
                                              -------------      -------------
Net cash from financing activities               (7,609,907)        (1,900,101)
                                              -------------      -------------
Net increase (decrease) in cash and
     cash equivalents                               409,571           (339,855)
Cash and cash equivalents at
     beginning of period                           (126,982)           342,726
                                              -------------      -------------
Cash and cash equivalents at end
     of period                                $     282,589      $       2,871
                                              =============      ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                   $     472,126      $   1,195,793
   Income taxes                                         -0-                -0-
Noncash investing and financing activities:
   Amortization of Class B nonvoting
       convertible stock issuance costs                 -0-              4,021
   Equipment reclassified from direct
       financing leases to operating leases             -0-            526,395
   Issuance of 3,900 shares of Class A
       common stock                                     -0-             62,400
   Note receivable converted to investment in
       not readily marketable security               25,400            715,000
   Crescent note exchanged for Digital notes        989,893                -0-




See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997.

2.   ORGANIZATION

     Berthel Fisher & Company Leasing, Inc. (the "Company") is a subsidiary of Berthel Fisher & Company, (the "Parent"). During the year ended December 31, 1994, the Company formed a wholly-owned subsidiary, Communications Finance Corporation. All of the assets and liabilities of Communications Finance Corporation have been assumed by the Company. The Company intends to keep Communications Finance Corporation as a shell for use in future financing transactions.

     The Company is the general partner in three limited partnerships, Telecommunications Income Fund IX, L.P. ("TIFIX"), Telecommunications Income Fund X, L.P. ("TIFX"), and Telecommunications Income Fund XI, L.P. ("TIFXI") collectively referred to as the "TIFS". The Company accounts for its general partnership interests in the TIFS under the equity method of accounting.

3.   NET INVESTMENT IN DIRECT FINANCING LEASES

     The Company's net investment in direct financing leases at September 30, 1998 consists of:

          Minimum lease payments receivable                       $ 2,323,419
          Estimated unguaranteed residual values                      287,102
          Unamortorized initial direct costs                           14,149
          Unearned income                                            (360,575)
                                                                  -----------
                                                                  $ 2,264,095
                                                                  ===========


4.   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

     The change in the allowance for possible loan and lease losses for the nine months ended September 30, 1998 is as follows:

               Balance at beginning of year                       $   435,292
               Provision                                              258,096
               Charge offs                                           (531,478)
               Recovery                                                32,298
                                                                  -----------
                                                                  $   194,208
                                                                  ===========

                     BERTHEL FISHER & COMPANY LEASING, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

     The allowance for loan and lease losses, excluding specific reserves, expressed as a percent of the total portfolio is as follows:

          September 30, 1998        December 31, 1997        September 30, 1997
          ------------------        -----------------        ------------------
                 3.8 %                    1.9 %                     2.1 %

5.   CREDIT ARRANGEMENTS

     The Company had a note payable consisting of a line-of-credit agreement with Firstar Bank which expired June 30, 1998 and will not be renewed with the current lender. During the third quarter ended September 30, 1998, the Company paid off it's line of credit with Firstar Bank. Management is currently working to establish a new line of credit with another financial institution.

     Notes payable at September 30, 1998 consists of:

        Installment loan agreements with banks, 7.75%
           to 11%, maturing through 2000 with subjective
           acceleration clauses, collateralized by net
           investment in certain direct financing leases,
           certain agreements are also guaranteed by
           the Company's Parent                                   $   89,241
        Capital lease obligations, 5.37%, due through 2000             8,727
                                                                  ----------
           Notes payable                                          $   97,968
                                                                  ==========

     Subordinated debt consists of the following:

        Uncollateralized subordinated debenture payable to
           Parent, floating interest rate, maturing in 2005       $2,000,000
        Uncollateralized subordinated notes payable, 9.5%
           to 10%, maturing in 2001 and 2004                       2,997,345
                                                                  ----------
        Total subordinated debt                                   $4,997,345
                                                                  ==========

6.   COMMITMENTS AND CONTINGENCIES

     The Company is contingently liable for all debts of TIF IX, X and XI as the general partner.

     The Company also has guaranteed amounts outstanding under a new line-of-credit agreement with a bank of TIFX. The line-of-credit agreement, entered into September 3, 1998, allows TIFX to borrow the lesser of $4 million or 40% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $-0- at September 30, 1998. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

     The Company had also guaranteed amounts due under installment loan agreements of TIFX. During the third quarter of 1998, TIFX paid off these loans.

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

     The following summarizes the amounts pertaining to the Class B nonvoting convertible stock as set forth in the balance sheets at September 30, 1998:

     Class B nonvoting convertible stock (no par
        value-authorized 100,000 shares, issued and
        outstanding 74,500 shares) at redemption or
        liquidation value                                         $   745,000
     Unamortorized stock issuance costs                               (18,053)
                                                                  -----------
                                                                  $   726,947
                                                                  ===========

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

     The Company issued, in connection with the Series A preferred stock offering, common stock warrants as follows:

                              Expiration         Exercise           Number
                                 Date              Price          Outstanding
-----------------------------------------------------------------------------
            A Warrants         04/30/98            $12.00              -0-
            B Warrants             1999            $14.00          125,000

     During the second quarter of 1998, 48,629 warrants were exercised at $12.00 per share. The Company's Parent exercised 31,250 of these warrants and was issued $375,000 of common stock.

                     BERTHEL FISHER & COMPANY LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

9.   COMPREHENSIVE INCOME (LOSS)

     In December, 1996, the Company's Parent transferred 81,282 shares of a customer's restricted common stock to the Company as part of a debt conversion with it's Parent. Beginning in November 1997, the stock was marked to fair value since the restriction period had elapsed, and is being accounted for as being available for sale. The stock is marked to market with unrealized gains or losses recorded as a separate component of equity.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total revenues in the nine months ended September 30, 1998 have increased $56,334 from the same period in 1997, primarily due to gains on early lease terminations which occurred in 1998. During the third quarter of 1998, the Company sold approximately $6.2 million of its net investment in leases and notes. Approximately $4.5 million of the proceeds received from the disposition of these leases was used to pay off the Company's line of credit agreement. These sales generated net gains of approximately $82,243 in the third quarter of 1998 as compared to $41,017 of net gains in 1997.

     The Company receives, from TIFXI, a 5% acquisition fee on equipment purchased by TIFXI for investments in leases and notes. The Company has earned $25,274 of acquisition fees in the third quarter of 1998 versus none in 1997.

     Management fees the Company receives from the TIFS have decreased approximately $74,275 for the three months ended September 30, 1998, as compared to the same period in 1997. TIFIX entered its liquidation phase May 1, 1998 and, as a result, the Company will not receive any further management fees from TIFIX. Management fees received by the Company in the third quarter of 1997 from TIFIX was $74,850. Currently, the Company receives a fee equal to 5% of TIFX's note and lease payments and 2% of TIFXI's note and lease payments. TIFX management fees have decreased approximately $53,000 in the third quarter of 1998 compared to the same period in 1997. TIFX's lease and note portfolio has decreased approximately $5.9 million dollars as of September 30, 1998 compared to September 30, 1997, resulting in less management fees received by the Company from TIFX. TIFX has secured a new line of credit agreement with the previous lender. This should allow the Partnership to invest in new leases which, in turn, would result in the Company receiving management fees on the payments of the new lease contracts.

     The Company has received $3,330 of management fees from TIFXI during the three months ended September 30, 1998. This compares to $-0- of management fees received from TIFXI during the same period in 1997. Management anticipates the management fees from TIFXI to continue to increase as TIFXI's portfolio grows. See the Outlook section for further discussion of TIFXI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Lease and interest income has decreased approximately $98,000 for the three months ended September 30, 1998 compared to the same period in 1997. The Company's investment in its lease and note portfolio has decreased approximately $8.1 million in the same period, resulting in less income being recorded. The decrease in the lease and note income as a result of the declining portfolio has been mitigated by the increase of approximately $41,000 of gains recorded on early terminations as discussed above.

     The Company's charge off policy requires an analysis of delinquent accounts on a quarterly basis. Those accounts which are determined to be uncollectible are removed from the performing portfolio and charged to the loss reserve. A total of $356,975, $160,981 and $13,519 was charged to the loss reserve in the first, second and third quarters of 1998, respectively.

     During 1995 and 1996, the Company sold approximately $6,150,000 of its portfolio to a financial institution ("FI"). The selling agreement required the Company to service the portfolio and remit to the FI the payments received from lessees. The agreement also allowed the FI to put back to the Company any leases which became more than 60 days delinquent. Since the agreement has been in place, the FI has, from time to time, put leases back to the Company. During the second quarter of 1998, the Company was required to purchase, from the FI, $328,189 less a $102,054 reserve (held by the FI as a part of the original sale) of leases past due 60 or more days. A charge for $107,242 was made to the loss reserve for those leases deemed uncollectible. During the third quarter ended September 30, 1998, the Company was required to purchase back from the FI approximately $80,000 of leases due to their delinquency status. Management has determined that all payments associated with these buybacks are collectible and, as such, has not charged the loss reserve for any of these buybacks.

     The loss reserve of 3.8% of the lease and note portfolio is higher than the approximate 2% loss reserve carried in prior periods. Management has determined that, while the percentage rate is higher than normal, the dollars set aside is a more accurate reflection of potential future losses.

     The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing. The Company does not expect the cost to address the Year 2000 will be material.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon debt financing to originate its leases and notes receivable. The Company had a $10 million revolving line-of-credit with Firstar Bank Milwaukee, N.A. with an expiration date of April 30, 1998, which had been extended to June 30, 1998. This agreement expired and was not renewed with Firstar Bank of Milwaukee. Management is currently attempting to establish a new line of credit with another lender. A significant portion of the Company's portfolio was liquidated to pay off the Company's old line of credit, which was paid off in September 1998.

     A total of 48,629 of "A" warrants were exercised at $12.00 per share in the second quarter of 1998. As a result, the Company issued to the holders of the "A" warrants 48,629 shares of its common stock and received $583,548 in return.

     The Company is currently sponsoring a limited partnership, TIFXI, for which the Company serves as general partner. TIFXI is offering a minimum of $1,200,000 and a maximum of $25,000,000 in units of limited partnership interest ("Units") in the partnership. As of September 30, 1998, 4,617 Units were sold. The Company, as general partner, will originate leases and finance contracts for TIFXI. This will result in the Company realizing acquisition fees and management fees.

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

     The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as the TIFS. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. The Company's primary source of capital for itself was the private placement offering for the issuance of $2 million of Class A preferred stock and warrants and the line of credit discussed below. If these funds are not sufficient, the Company will have to consider the alternatives for obtaining capital, including additional sales of existing leases owned by the Company and obtaining new capital from the Company's Parent. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of leases cannot be found, interest rates increase, the Company's Parent has no funds available to it or the Company fails to operate effectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company's current business plan includes the Company's sponsorship of TIFXI, for which the Company serves as general partner. The Company registered interests in TIFXI under the Securities Act of 1933 and is offering those interests publicly. If the offering is successful, the Company, as general partner, will originate leases and finance contracts for TIFXI resulting in the Company realizing acquisition fees and management fees. The Company may not be able to rely upon the availability of TIFXI's capital, beyond the capital raised to date, to originate leases. The offering of TIFXI could be terminated due to several factors, including lack of investor interest. If the public offering does not result in additional investments in TIFXI, the Company will not realize revenue from management fees and acquisition fees on any amounts beyond the capital raised to date. The Company's long term success is highly dependent upon the successful offering of TIFXI.

     The best-efforts public offering of TIFXI is in process and through September 30, 1998, approximately $4,617,000 has been raised out of a maximum offering amount of $25,000,000. No assurance can be provided that such offering will be completed as planned.

     The Company also must find a lender who will extend to the Company a line of credit. Until such time, the Company will not be able to originate new leases for its own portfolio unless funds are advanced to the Company from its Parent. The Company sold a portion of its portfolio to pay off the remaining line of credit debt. The Company did not incur any loss on the portfolio it sold, nor did it incur any additional costs payable to Firstar Bank other than normal interest charges.

     In the absence of new debt, the Company will be forced to look to its Parent for additional funding and the sale of existing leases for cash flow.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        -----------------
        None

ITEM 2. CHANGES IN SECURITIES
        ---------------------
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
        None

ITEM 5. OTHER INFORMATION
        -----------------
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
        a. Exhibits - None
        b. No Report on Form 8-K was filed for the quarter ended September 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                                  (Registrant)



Date:  November 10, 1998               Ronald O. Brendengen/s/
                                       --------------------------------------
                                       Ronald O. Brendengen, Chief Financial
                                       Officer, Treasurer



Date:  November 10, 1998               Daniel P. Wegmann/s/
                                       --------------------------------------
                                       Daniel P. Wegmann, Controller