Form 10KSB40
period 1998-12-31
BERTHEL FISHER & CO LEASING INC
filed 1999-03-31
CIK 1002918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended: December 31, 1998

                        Commission file number: 33-98346C
                                                ---------

                     BERTHEL FISHER & COMPANY LEASING, INC.
                 (Name of small business issuer in its charter)

           IOWA                                           42-1312639
           ----                                           ----------
State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  100 SECOND STREET SE, CEDAR RAPIDS, IA 52401
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (319) 365-2506
                                              ---------------

         Securities registered under Section 12(g) of the Exchange Act:

                       SERIES A SUBORDINATED 5 YEAR NOTES
                       SERIES B SUBORDINATED 8 YEAR NOTES

Check whether the issuer (1) files all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ---     ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were: $2,644,984

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1999, excluding the reported beneficial ownership of all directors, officers and beneficial owners of more than 5% of the registrant's voting stock, was $754,474. The Common Stock of the registrant, which is the registrant's only voting stock, is not actively traded or regularly quoted.

The number of shares outstanding of the registrant's Common Stock as of March 19, 1999 was 452,529.

Transitional Small Business Disclosure Format    Yes     No  X
                                                     ---    ---
The exhibit index may be found on page 41.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                                1998 FORM 10-KSB

                                TABLE OF CONTENTS
                                -----------------

                                                                                                           PAGE

                                                       PART I
Item 1.           Business ...............................................................................   3
Item 2.           Properties..............................................................................   6
Item 3.           Legal Proceedings.......................................................................   6
Item 4.           Submission of Matters of a Vote of Shareholders.........................................   6

                                                       PART II

Item 5.           Market for the Registrant's Common
                    Equity and Related Shareholder Matters................................................   7
Item 6.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........................................   9
Item 7.           Financial Statements and Supplementary Data.............................................  14
Item 8.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................................................  36


                                                      PART III

Item 9.           Directors and Executive Officers of the Registrant......................................  36
Item 10.          Executive Compensation..................................................................  38
Item 11.          Security Ownership of Certain Beneficial
                    Owners and Management.................................................................  39
Item 12.          Certain Relationships and Related Transactions..........................................  40
Item 13.          Exhibits and Reports on Form 8-K........................................................  41


                  SIGNATURES..............................................................................  42

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

GENERAL
     The Company provides a variety of lease financing for telecommunications and general equipment. The Company's operation is located in the Midwest, however, its lease portfolio includes leases throughout the United States. As of December 31, 1998, the Company employed six full time employees.

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

     The Company has recently expanded its business in the ATM industry. In 1995, the Company began a relationship with a manufacturer of ATM cash dispensing equipment. The distributors for this manufacturer refer their lease applicants to the Company for approval. If approved, the distributors work together with their customers and the Company to complete the lease transaction and install the ATM equipment. Lease customers are typically owners of convenience stores, restaurants, bars or gas stations. The average transaction size is $10,000. Because the transaction size is small, the Company limits its ATM business to credit worthy customers, and relies heavily on background checks and personal guarantees. This portion of the Company's business has increased gradually, and represented approximately 8% of the Company's lease and notes receivable portfolio as of December 31, 1998. Approximately 48% of the Company's portfolio was comprised of telecommunications equipment as of December 31, 1998. One customer, Murdock Communications Corporation, accounted for 12% of the income from direct financing leases in 1998. This same customer accounted for 6% of the income from direct financing leases in each of the years ended

December 31, 1997 and December 31, 1996.

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

     TIFIX and TIFX have been operating since 1991 and 1993, respectively. TIFIX and TIFX are required under the terms of the partnership agreements to be liquidated by December 31, 1999 and December 31, 2002, respectively. TIFXI began offering units to the public on December 23, 1997. The minimum offering of $1,200,000 was reached on February 13, 1998. As of March 19, 1999, 7,273 units have been sold at a value of $7,273,000.

     The Company purchased a $1,000,000 portfolio of consumer notes receivable from a finance company in July, 1998. The Company paid $950,000 plus a placement fee of $50,000. The underlying notes carry interest at approximately 17.5%, with monthly payments due over approximately five years. The notes are subject to risk of collection as well as risk of prepayment. The seller has agreed to replace notes that become past due more than 45 days or are prepaid during the first year after the purchase. The Company has contracted with the finance company to provide servicing.

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

     The telecommunications industry, particularly the pay telephone and long distance facets of the industry, is heavily regulated by the Federal Communications Commission and by various state public utility commissions. Regulation is not directed at the ownership or leasing of telecommunications equipment, but is focused primarily on the business of the Company's customers that operate in the industry. Generally, regulation affects rates that can be charged and the relationship of the regional Bell operating companies ("RBOC's") to the rest of the pay telephone industry. The FCC has proposed regulations affecting long distance rates. The majority of the customers of the Company are operating within the range of rates proposed by the FCC. Some customers are below the proposed range and will be able to increase their rates. Those customers whose rates exceed the highest rates permitted by the FCC will reduce their rates, but management does not expect such reductions to affect those customers' ability to make lease payments.

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

     Realization of residual values depends on many factors, several of which are not within the Company's control, including general market conditions at the time of the original contract's expiration, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolescent during the contract term and the effects of any additional or amended government regulations. Although it is possible that technological obsolescence could affect the residual value of telecommunications equipment, the Company's experience is that obsolescence does not have a significant effect on residual values. Telecommunications equipment can generally be upgraded to current technology using software or hardware enhancements that can be installed in a cost-effective manner.

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

     To date the Company's primary source of funding has been its revolving credit line, subordinated notes payable, and borrowings from its Parent. At December 31, 1997, the Company had a $10,000,000 revolving credit line (the "Credit Agreement") with Firstar Bank Milwaukee, N.A. ("Firstar"). The revolving credit line was terminated on June 30, 1998. Management is currently attempting to establish a new line of credit with another financial institution.

     From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. At December 31, 1998, the Company had outstanding borrowings of $57,751 from various banks in fixed rate loan transactions. The Company also had a note and a subordinated debenture payable to the Parent at December 31, 1998 in the amount of $725,000 and $2,000,000, respectively.

     In June, 1996, the Company began raising funds pursuant to a registration statement on Form SB-2 filed with the Securities and Exchange Commission. The Company terminated sales of the Company's Series A Subordinated 5-Year Notes with detachable warrants and sales of Series B Subordinated 8-Year Notes with detachable warrants (collectively the "Notes") in October after the Company had sold $3,001,000 of the Notes. Series A Notes pay interest on a monthly basis at an annual rate of 9.5% and are due 5 years from issuance. Series B Notes pay interest on a monthly basis at an annual rate of 10% and are due 8 years from issuance. The termination of the sales of the notes was deemed necessary by the Company as it pursued its plans to slow the growth of the Company to better match its funding capacity.

     The Company completed a private placement best efforts offering for the issuance of $2 million of

Series A preferred stock and warrants. The Company issued $424,774 of preferred stock and $60,682 of warrants to its Parent in exchange for the conversion of a subordinated note payable to its Parent of $264,980 and the contribution of restricted stock of a public company with an estimated fair value of $220,476. The Company has issued a total of $1,750,000 of preferred stock and $250,000 of warrants totalling $2,000,000 out of a total registered amount of $2,000,000. 48,629 shares of class A common stock were issued in 1998 upon the exercise of 48,629 warrants. Proceeds received for the exercise of these warrants totalled $575,245, net of issuance costs of $8,303.

     The telecommunications financing industry is extremely competitive and many of the Company's competitors are larger. Banks are competitors on a local basis for the leasing business of individual companies, and many other sources of capital are used by businesses. The leasing industry is very capital intensive, and banks limit the amount of credit they will provide to any one borrower. Therefore, management believes that in many cases the Company is able to provide lease financing to customers after customers reach their limit with their normal bank lenders.

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


ITEM 3.  LEGAL PROCEEDINGS

     In December 1998, the Company, TIF IX, TIF X, North American Communications Group ("NACG"), and others filed a suit against Shelby County, Tennessee ("County"). The County removed that suit from Tennessee State court to Federal Court. The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County has filed an answer and discovery is in the initial stages.

     Telcom Management Systems filed a suit against the Company, TIF IX, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from TIF IX out of a bankruptcy. They alleged that when they attempted to sell the equipment at a later date, TIF IX had not provided good title. The Company filed a Motion for Summary Judgement, which is still pending. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in Fraud of Creditors. The litigation is on hold until the trustee makes a decision, then the motion for summary judgement must be responded to. The Company believes the motion should be granted.


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

                                                      Number of                     Number of
                                                    Shareholders                  Shares Outstanding
     Title of Class                              at December 31, 1998             at December 31, 1998
     --------------                              --------------------             --------------------
     Class A Common                                    13                                452,529
     Class B Nonvoting Convertible                     31                                 74,500
     Series A Preferred                                38                                125,000

     The Company has never paid or declared any dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future.

     The Class B Stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year up to a maximum of $1.20 per share. The Class B Stock is convertible to Class A Common Stock of the Company on a one for one basis. The Class B Stock is redeemable at $10.00 per share for a 30 day period after the tenth anniversary of the issuance date (April 1990 to December
1991) at the option of the holder. Class B Stock not redeemed during that time is automatically converted to Class A Common Stock on a one for one basis. The Company declared dividends on Class B Stock of $-0- in 1998, $-0- in 1997, and $-0- in 1996.

     The Company paid dividends of $140,001 on the Series A Preferred Stock in 1998, and $58,810 on the Series A Preferred Stock in 1997. The Company has also accrued $35,288 of dividends payable at December 31, 1997, with this amount still outstanding at December 31, 1998.

     Securities sold within the past three years not registered under the Securities Act:

                                                   Number of              Total
     Date           Title of Class                Shares Sold          Offering Price      Commissions
     ----           --------------                -----------          --------------      -----------
     12/31/96       Units consisting of
                    Series A Preferred
                    Stock, "A" Warrants
                    and "B" Warrants                31,250               $  500,000         $ 33,750

     01/01/97       Units consisting of
     thru           Series A Preferred
     12/31/97       Stock, "A" Warrants
                    and "B" Warrants                93,750                1,500,000          101,250

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

Dividends

     Each Share of Series A Preferred Stock is entitled to cumulative annual dividends of 8% payable if, as and when declared by the Board of Directors on March 31, June 30, September 30, and December 31, with dividends to be distributed April 15, July 15, October 15 and January 15. With respect to the first dividend to be paid after issuance of a particular share of Series A Stock, the 8% dividend shall be prorated from the date of issuance to the March 31, June 30, September 30, or December 31 immediately following such date of issuance. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Common Stock. Series A Stock does not participate in dividends declared on Common Stock or any other class of stock issued by the Company. At December 31, 1998, the Company had paid $140,001 of dividends on the Series A Preferred Stock in 1998, $58,810 in 1997, and had accrued an additional $35,288.

Conversion Rights

     Unless previously redeemed by the Company, the holders of shares of Series A Preferred Stock are entitled at any time to convert each share of Series A Preferred Stock into .875 share of Class A common stock. No fractional shares of common stock will be issued but in lieu thereof the Company shall pay an equivalent amount in cash.

A & B Warrants

     Each "A" Warrant granted the holder of the "A" Warrant the right to purchase one share of Class A Common Stock ("Common Stock") of the Company for $12.00 per Share. Each "B" Warrant grants the holder of the "B" Warrant the right to purchase one share of Common Stock of the Company for $14.00 per share. The "A" Warrants and "B" Warrants may be referred to herein collectively as the "Warrants".

     Each "A" Warrant expired on April 30, 1998. An "A" Warrant was exercisable at any time prior to its expiration date. From and after the expiration date of each "A" Warrant, each "A" Warrant not theretofore exercised shall be void and of no effect. Each "B" Warrant expires on April 30, 1999. A "B" Warrant may be exercised at any time prior to its expiration date. From and after the expiration date of each "B" Warrant, each "B" Warrant not theretofore exercised shall be void and of no effect. Each Warrant may expire on an earlier date upon certain changes in control or in the event of an initial public offering.

     The exercise price with respect to each "A" warrant was $12.00 per share of common stock. The exercise price with respect to each "B" warrant is $14.00 per share of common stock. A warrant may be exercised by paying the exercise price and surrendering the warrant certificate to the Company and its principal office with the Election to Purchase form set forth on the warrant certificate duly completed and exercised by the holder. Upon exercise of a warrant and payment of the exercise price, the number of

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS (CONTINUED)

shares of common stock as to which the warrant is exercised will be issued. The payment of the exercise price must be made in full and in cash at the principal office of the Company. During 1998, there were 48,629 warrants exercised.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total revenues for the year ended December 31, 1998 decreased approximately 7% from the same period in 1997. Total revenues in 1997 decreased by approximately 20% over the same period in 1996. The decline in lease and interest income in 1998 and 1997 is attributed to the decline in the Company's investments in direct financing leases and notes receivable. The decline in direct financing leases and notes receivable is due to early termination of leases and decreased available capital. During the third quarter of 1998, the Company sold approximately $6.2 million of its net investment in leases and notes. Approximately $4.5 million of the proceeds received from the disposition of these leases were used to pay off the Company's line of credit agreement, which was terminated on June 30, 1998. These sales, along with other lease dispositions, resulted in a gain on lease terminations in 1998 of $414,135 compared to $54,554 in 1997 and $147,300 in 1996. The decrease of income from direct financing leases was partially offset from acquisition fee income received from TIF XI, which is a 5% fee on the equipment purchased by TIF XI for investments in leases and notes. The Company's 1998 income from acquisition fees was $265,760, compared to none in 1997 and previous years.

     Management and administrative fee income represent fees paid to the Company by TIFIX, TIFX, and TIF XI. The Company earns management fees from the TIF's based upon a percentage of lease rentals received by the partnerships. The management fee percentages are 5%, 5%, and 2% for TIF IX, TIF X, and TIF XI, respectively. Management fees from TIF IX were discontinued on May 1, 1998, when that partnership entered its liquidation phase, and caused this income to decrease from $274,588 in 1997 to $63,606 in 1998. Management fee income from TIF X decreased from $353,109 in 1997 to $214,324 in 1998 due primarily to early termination of leases in 1998. Management fee income derived from TIF XI is 2% of lease and note payments, and were $12,599 in 1998, the first full year of operations for this partnership. The Company also receives administrative reimbursement fees from TIF IX, TIF X, and TIF XI. These fees are a flat amount per month of $7,000 from each of the three TIF's. TIF XI's administrative fee began in February, 1998, and totalled $77,000 for the year. Effective January 1, 1999, the TIF IX administrative fee will decrease from $7,000 per month to $5,000 per month.

     The Company had a net loss in 1998 of $230,131, but had comprehensive income of $185,484. The difference of $415,615 is attributable to an unrealized gain on securities available for sale. The Company currently has a security classified as available for sale. A portion of the security was purchased in 1998 for $601,250 and its value increased $528,984 during the year. The other portion of the security purchased in prior years increased in value by $146,816 in 1998. The gross unrealized gain of $675,800 is reduced by the estimated tax effect of $260,185 to a net unrealized gain of $415,615. This net unrealized gain is shown on the income statement as other comprehensive income and is taken directly to stockholders' equity on the balance sheet, along with carrying the asset at fair market value. In 1998, the Company also received not readily marketable securities from two entities with a total estimated fair value of $208,684 for the termination of leases and notes.

     On October 25, 1996, the Board of Directors of the Company resolved to significantly downsize the staff of the Company in order to reduce employment costs in an effort to bring the Company to a break-even level of operations. This reduction decreased 1997 employee compensation and benefits by $456,167 from 1996. Employee compensation and benefits was relatively stable in 1998 compared to 1997.

     Until the first quarter of 1997, the Company paid its Parent one-half of the management fees it received from TIFIX and TIFX. The Parent company agreed to forego its share of these management fees beginning March 1, 1997. Expenses for management fees and other general and administrative expenses were stable between 1998 and 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     During 1994 the Company made the decision to raise funds within the Company to originate the majority of its new lease and finance contract business rather than to raise funds through the sponsorship of new limited partnerships. In March 1995, therefore, the Company negotiated an increased availability in its revolving line of credit from $2,800,000 to $10,000,000. This increased line of credit provided the Company with the funds necessary to increase its lease and financing contract portfolios during 1995 and 1996. The revolving credit line was terminated on June 30, 1998. Management is currently attempting to establish a new line of credit with another financial institution. This resulted in a decrease in interest expense in 1998 from $1,743,345 to $1,307,461.

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

On May 6, 1996, a lessee of the Company, United Tele-Systems of Virginia, Inc. ("UTS") filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. This bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Company exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $432,000. The Company, two affiliated partnerships for which the Company acts as General Partner, and UTS were named in a lawsuit, filed by another creditor of UTS. The creditor was claiming $360,000 in compensatory damages and $350,000 in punitive damages. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit, the Company expected to incur a loss upon the sale or re-lease of this equipment. Management charged $324,000 to the provision for possible loan and lease losses for the expected loss in 1996 and reclassified its net investment in the equipment, net of the specific allowance, to equipment under operating leases pending the equipment's ultimate sale or re-lease. The equipment was sold during 1997 and the lawsuit was settled in 1998 with no further loss to the Company.

     On October 31, 1996, Soil Recovery Services, Inc. ("SRS"), a lessee of the Company, had an involuntary Petition for Relief under Chapter 7 of the U.S. Bankruptcy Code filed against it. This was converted to a voluntary Chapter 11 on November 25, 1996. At the time the first petition was filed, SRS had various leases with the Company that had a net investment totaling $256,500 and represented 1.4% of the Company's total net investment in leases and finance contracts. A specific allowance for losses of $100,000 was established through a charge to the provision for possible loan and lease losses in 1996 based on estimates of the fair value of the equipment under lease. The Company has obtained the right to repossess the equipment, sold a portion of the equipment in 1998, recorded an additional provision of $73,000 in 1998, and is in the process of selling the remaining equipment. Management believes the specific allowance is adequate to cover any loss on sale.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     During the fourth quarter of 1996, management of the Company provided a specific allowance for a lease with a certain customer for which the Company had not been receiving lease payments. Management is actively working with such customer to arrange for a sale of the assets under lease. A charge of $50,000 was recorded to the provision for possible loan and lease losses representing management's best estimate of the loss on the expected sale of the equipment. Also, due to the uncertainty as to the timing and amount of future payments from such customer and as to the sale of the assets under lease, the Company reclassified its net investment in the lease at December 31, 1996 of $144,972, net of the specific allowance, to equipment leased under operating leases. The Company is in the process of selling the equipment and expects no further loss on sale. The carrying value at December 31, 1998 was $77,841.

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

     The allowance for possible lease losses is based upon a continuing review of past lease loss experience, current economic conditions, and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. The allowance for loan and lease losses consisted of specific allowances for leases of $112,202 and $158,477 at December 31, 1998, and December 31, 1997, respectively, and a general unallocated allowance of $217,472 and $276,815 at December 31, 1998, and December 31, 1997, respectively. The general unallocated loss reserve of $217,472 at December 31, 1998 is 4.3% of the lease and note portfolio.

     As of December 31, 1998 there were seventeen customers with payments owed to the Company which were over 90 days past due. When payments are past due more than 90 days, the Company discontinues recognizing income on those customer contracts. The contract balance remaining on these contracts was $372,572 at December 31, 1998. The Company's net investment in these contracts at December 31, 1998 was $310,576. Management is monitoring these contracts and at the present time has determined the Company's investment in these contracts is sufficiently collateralized. Management will continue to monitor these contracts and take the necessary steps to protect the Company's investment.

     One customer, SRS, has four contracts with amounts past due over 90 days. The contract balance remaining on these contracts was $163,811 at December 31, 1998. The Company's remaining net investment in these contracts was $123,468 at December 31, 1998. The Company is retaining a reserve of $75,000 for this customer as of December 31, 1998.

YEAR 2000 ISSUE: The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The costs of ensuring systems are compatible with the Year 2000 are not believed to be material. There are no non-information technology processes that the Company has identified which would affect its operations. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, and others, is ongoing. At the present the Company does not contemplate that any specific charges will be incurred for this assessment, and if there are any related expenditures, does not expect them to be significant. The Company does not expect the Year 2000 impact on external parties to have any material adverse impact on the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company is assessing the impact of the Year 2000 issue on information technology and non-information technology systems used by lessees. No lessee is contractually obligated to become Year 2000 compliant or to disclose their capabilities to the Company. The Company has not yet determined whether the Year 2000 issue has been addressed by all of its customers. The Company has contacted some of its customers and will continue to contact its customers in 1999. If the Company's customers have not addressed this issue, it could lead to non-payments of amounts owed to the Company.

The Company has determined that the software it utilizes in its operations is compatible with the Year 2000. The Company utilizes an unrelated third party for lease servicing. This third party vendor has been contacted and it has been determined that their lease servicing application is year 2000 compliant. A written confirmation regarding compliance of this application has been received from the software developer.


LIQUIDITY AND CAPITAL RESOURCES:

     The Company relies primarily upon debt financing to originate its leases and notes receivable. At December 31, 1997, the Company had a $10,000,000 revolving line of credit with Firstar Bank Milwaukee, N.A. with an expiration date of April 30, 1998. The credit line was extended until June 30, 1998, at which time it was terminated. Management is currently attempting to establish a line of credit with another financial institution. During the third quarter of 1998, the Company sold approximately $6.2 million of its net investment in leases and notes. Approximately $4.5 million of the proceeds received from the disposition of these leases was used to pay off the Company's line of credit agreement.

     From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. This type of financing permits the Company to plan for a specific return on a portion of its lease portfolio. At December 31, 1998, the Company had outstanding borrowings of $57,751 from various banks in fixed rate loan transactions. The Company also had a note payable to the Parent for $725,000 at December 31, 1998.

     The Company has also raised funds via private placement debt offerings. At December 31, 1998, the Company was obligated on approximately $2,000,000 of notes issued pursuant to private placement debt offerings, payable to its parent. The amount due the parent is payable in 2005.

     The Company has completed a private placement best efforts offering for the issuance of $2 million of Series A preferred stock and warrants. The Company has issued a total of $1,750,000 of preferred stock and $250,000 of warrants totalling $2,000,000 out of a total registered amount of $2,000,000. The Company issued $437,500 of preferred stock and $62,500 of warrants to its Parent. In 1998, the Company received $583,548 from the exercise of 48,629 warrants.

     In June, 1996, the Company's registration statement on Form SB-2 was declared effective, and the Company began raising funds through the best efforts public offering of its subordinated notes (the "Notes"). Through October 1996, when sales in this offering were terminated, the Company had raised $3,001,000 on a best efforts basis. These Notes were offered in two series. Series A Notes pay interest on a monthly basis at an annual rate of 9.5% and are due 5 years from issuance. Series B Notes pay interest on a monthly basis at an annual rate of 10% and are due 8 years from issuance. Sales of these Notes were suspended after management became aware of the pending resignation of the president and chief financial officer, and after the Company had decided to pursue plans to slow the growth of the Company to better match its funding capacity and decrease the size of its workforce.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company is currently sponsoring a limited partnership, Telecommunications Income Fund XI, L.P. ("TIFXI") for which the Company will serve as general partner. TIFXI is offering a minimum of $1,200,000 and a maximum of $25,000,000 in units of limited partnership interest ("Units") in the partnership. As of March 19, 1999, 7,273 units were sold. The Company, as general partner, will originate leases and finance contracts for TIFXI. This will result in the Company realizing acquisition fees and management fees.

OUTLOOK
     This Section and other portions of this Annual Report on Form 10-KSB contains statements relating to future results of the Company that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, changes in economic conditions, changes in interest rates, availability of lease business to the Company, changes in personnel, regulation of the telecommunications industry, and the success or failure of the Company's customers as well as other risks and uncertainties. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

     The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as the TIF's. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. The Company's primary source of capital for itself was the private placement offering for the issuance of $2 million of Class A preferred stock and warrants. If these funds are not sufficient, the Company will have to consider the alternatives for obtaining capital, including the sale of existing leases owned by the Company and obtaining new capital from the Company's parent. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of leases cannot be found, interest rates increase, the Company's parent has no funds available to it, or the Company fails to operate effectively in 1999. Management anticipates that cash flows from operations and financing from the Company's Parent will be adequate to satisfy the Company's minimum capital requirements for the next twelve months.

     The Company's current business plan includes the Company's sponsorship of TIFXI, for which the Company serves as general partner. The Company registered interests in TIFXI under the Securities Act of 1933 and is offering those interests publicly. The maximum offering amount for TIFXI is $25,000,000. The Company, as general partner, will originate leases and finance contracts for TIFXI, resulting in the Company realizing acquisition fees and management fees. The Company may not be able to rely upon the availability of TIF XI's maximum offering amount to originate leases. TIFXI could not reach the maximum offering amount due to several factors, including the lack of investor interest. If the public offering is not successful at the maximum offering amount, the Company would not be able to originate more leases for TIFXI, and would not realize more revenue from management fees and acquisition fees. Management anticipates that the Company's long term success and profitability is highly dependent upon the successful offering of TIFXI.

     The best-efforts public offering of TIFXI is in process and through March 19, 1999, approximately $7,273,000 has been raised out of the maximum offering amount of $25,000,000. No assurance can be provided that the maximum offering amount will be raised or that the Company will be profitable upon completion of the offering.

     The Company's long term success is also dependent on its ability to secure a line of credit agreement. The Company relies primarily upon debt financing to originate its leases and notes receivable. The Company had a $10,000,000 revolving line of credit with Firstar Bank Milwaukee, N.A. with an expiration date of April 30, 1998. The credit line was extended until June 30, 1998, at which time it was terminated. Management is currently attempting to establish a line of credit with another financial institution.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and related information as of and for the years ended December 31, 1998, 1997, and 1996 are included in Item 7:

     Independent Auditors' Report
     Consolidated Balance Sheets
     Consolidated Statements of Operations and Comprehensive Income (Loss) Consolidated Statements of Changes in Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Berthel Fisher & Company Leasing, Inc.

We have audited the accompanying consolidated balance sheets of Berthel Fisher & Company Leasing, Inc. (a majority-owned subsidiary of Berthel Fisher & Company) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berthel Fisher & Company Leasing, Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
February 19, 1999

BERTHEL FISHER & COMPANY LEASING, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                               1998            1997
ASSETS:
  Cash and cash equivalents                                                               $    697,072    $       --
  Notes receivable (Note 2)                                                                  3,001,952       6,836,307
  Net investment in direct financing leases (Notes 2 and 5)                                  2,012,374       7,725,276
  Allowance for possible loan and lease losses (Note 3)                                       (329,674)       (435,292)
                                                                                          ------------    ------------
  Notes receivable and direct financing leases, net                                          4,684,652      14,126,291
  Equipment under operating leases, less accumulated depreciation of $62,273 in 1998
    and $31,136 in 1997                                                                         95,341         117,978
  Due from affiliates                                                                           77,390          61,932
  Receivable from parent under tax allocation agreement                                        895,900         425,000
  Investments in:
    Limited partnerships (Notes 4 and 12)                                                       44,422         174,826
    Not readily marketable securities, at cost                                                 238,784          30,100
    Available-for-sale security, at fair value                                               1,328,867          51,817
  Furniture and equipment, less accumulated depreciation of
    $213,303 in 1998 and $167,548 in 1997                                                      145,042         190,760
  Deferred income taxes (Note 6)                                                                  --           388,362
  Deferred costs, less accumulated amortization of $512,013
    in 1998 and $335,469 in 1997 (Note 11)                                                     346,775         520,935
  Other assets (Note 4)                                                                        260,820         319,963
                                                                                          ------------    ------------
TOTAL                                                                                     $  8,815,065    $ 16,407,964
                                                                                          ============    ============

LIABILITIES, REDEEMABLE STOCK  AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
  Line-of-credit agreement (Note 5)                                                       $       --      $  6,761,493
  Demand note payable to parent (Note 5)                                                       725,000         230,000
  Outstanding checks in excess of bank balance                                                 424,053         126,982
  Trade accounts payable                                                                       101,755          29,619
  Due to affiliates                                                                            121,450          99,427
  Accrued expenses                                                                              81,451         197,438
  Lease security deposits                                                                      138,791         358,243
  Deferred income taxes (Note 6)                                                               195,822            --
  Notes payable (Note 5)                                                                        65,142       1,529,930
  Subordinated debentures (Note 5)                                                                --           725,000
  Subordinated notes payable (Note 5)                                                        2,997,605       2,996,564
  Subordinated debenture payable to parent (Note 5)                                          2,000,000       2,000,000
                                                                                          ------------    ------------
           Total liabilities                                                                 6,851,069      15,054,696
                                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 12)

REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (Note 7)                                        728,953         730,929
                                                                                          ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Series A preferred stock, no par value - authorized 125,000 shares, issued and outstanding 125,000 shares at December 31, 1998 and 1997
    ($1,750,000 liquidation value, convertible into 109,375 shares of Class A
    common stock at December 31, 1998 and 1997) (Note 8)                                     1,621,422       1,621,422
  Class A common stock, no par value-authorized 1,000,000 shares, issued and
     outstanding 452,529 and 403,900 shares at December 31, 1998 and 1997, respectively        754,474          63,400
  Common stock warrants (Note 9)                                                               121,831         237,660
  Accumulated deficit                                                                       (1,570,640)     (1,192,484)
  Unrealized gain (loss) on available-for-sale security, net of tax effect                     307,956        (107,659)
                                                                                          ------------    ------------
           Total stockholders' equity                                                        1,235,043         622,339
                                                                                          ------------    ------------

TOTAL                                                                                     $  8,815,065    $ 16,407,964
                                                                                          ============    ============


See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                    1998           1997           1996
REVENUES:
  Income from direct financing leases                          $   655,709    $ 1,049,329    $ 1,376,154
  Interest income                                                  686,812        838,265      1,060,118
  Management, administration and lease acquisition fees
    from affiliates (Note 4)                                       793,064        772,768        849,266
  Gain on early termination of leases                              414,135         54,554        147,300
  Other                                                             95,264        141,375        139,114
                                                               -----------    -----------    -----------
           Total revenues                                        2,644,984      2,856,291      3,571,952
                                                               -----------    -----------    -----------

EXPENSES:
  Employee compensation and benefits                               391,743        398,635        854,802
  Management fees to affiliates (Note 11)                          246,667        287,146        561,134
  Other general and administrative  expenses (Note 11)             642,203        684,315      1,062,298
  Interest expense (Note 5)                                      1,307,461      1,743,345      1,791,120
  Provision for possible loan and lease losses (Note 3)            437,041        415,052        592,874
                                                               -----------    -----------    -----------
           Total expenses                                        3,025,115      3,528,493      4,862,228
                                                               -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                                          (380,131)      (672,202)    (1,290,276)

INCOME TAXES (Note 6)                                             (150,000)      (236,451)      (453,720)
                                                               -----------    -----------    -----------

NET LOSS                                                          (230,131)      (435,751)      (836,556)

COMPREHENSIVE INCOME (LOSS) - Unrealized
  gain (loss) on available-for-sale security, net of tax
  of $260,184 in 1998 and $(61,000) in 1997, respectively          415,615       (107,659)          --
                                                               -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS)                                    $   185,484    $  (543,410)   $  (836,556)
                                                               ===========    ===========    ===========
LOSS PER COMMON SHARE CALCULATION:
  Net loss                                                     $  (230,131)   $  (435,751)   $  (836,556)
  Dividends on Series A convertible preferred stock (Note 8)      (140,001)       (94,098)          --
                                                               -----------    -----------    -----------
  Net loss attributable to Class A common stock                $  (370,132)   $  (529,849)   $  (836,556)
                                                               ===========    ===========    ===========

  Basic                                                        $      (.84)   $     (1.31)   $     (2.09)
                                                               ===========    ===========    ===========

  Fully diluted                                                $      (.84)   $     (1.31)   $     (2.09)
                                                               ===========    ===========    ===========

  Weighted average common shares outstanding                       438,540        403,900        400,000
                                                               ===========    ===========    ===========


See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                                         UNREALIZED
                                                                                           RETAINED     GAIN (LOSS) ON     TOTAL
                                                  SERIES A       CLASS A      COMMON       EARNINGS      AVAILABLE-    STOCKHOLDERS
                                                  PREFERRED      COMMON        STOCK     (ACCUMULATED     FOR-SALE         EQUITY
                                                   STOCK         STOCK        WARRANTS      DEFICIT)      SECURITY       (DEFICIT)
BALANCE AT DECEMBER 31, 1995                                    $  1,000                   $   189,969                 $   190,969

  Net loss                                                          --                        (836,556)                   (836,556)

  Amortization of Class B stock
    issuance costs                                                  --                          (8,024)                     (8,024)

  Issuance of Series A preferred stock
    and warrants, net of issuance
    costs of $1,939                              $   422,835        --      $   60,682            --                       483,517

  Subscription for Series A preferred stock
    and warrants                                      12,726        --            1,818           --                        14,544

  Subscription receivable                            (12,726)       --           (1,818)          --                       (14,544)

  Issuance of common stock warrants                     --          --            6,002           --                         6,002
                                                 -----------    --------    -----------    -----------                  ----------

BALANCE AT DECEMBER 31, 1996                         422,835       1,000         66,684       (654,611)                   (164,092)

  Net loss                                              --          --             --         (435,751)                   (435,751)

  Amortization of Class B stock issuance costs          --          --             --           (8,024)                     (8,024)

  Issuance of Series A preferred stock
    and warrants, net of issuance costs
    of $144,981 (including $14,544 of
    cash received on subscriptions receivable)     1,198,587        --          170,976           --                     1,369,563

  Issuance of Class A common stock                      --        62,400           --             --                        62,400

  Change in unrealized (loss) on
    available-for-sale security,
    net of tax effect                                   --          --             --             --      $  (107,659)    (107,659)

  Dividends on Series A preferred stock                 --          --             --          (94,098)          --        (94,098)
                                                 -----------    --------    -----------    -----------    -----------  -----------

BALANCE AT DECEMBER 31, 1997                       1,621,422      63,400        237,660     (1,192,484)      (107,659)     622,339

  Net loss                                              --          --             --         (230,131)          --       (230,131)

  Issuance of Class A common stock
     upon exercise of warrants, net of
     issuance costs of $8,303                           --       575,245           --             --             --        575,245

  Exercise of warrants                                  --        45,030        (45,030)          --             --           --

  Expiration of warrants                                --        70,799        (70,799)          --             --           --

  Amortization of Class B stock
     issuance costs                                     --          --             --           (8,024)          --         (8,024)

  Dividends on Series A preferred stock                 --          --             --         (140,001)          --       (140,001)

  Change in unrealized gain on
    available-for-sale security,
    net of tax effect                                   --          --             --             --          415,615      415,615
                                                 -----------    --------    -----------    -----------    -----------   ----------

BALANCE AT DECEMBER 31, 1998                     $ 1,621,422    $754,474    $   121,831    $(1,570,640)   $   307,956   $ 1,235,043
                                                 ===========    ========    ===========    ===========    ===========   ===========



See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                   1998            1997            1996
OPERATING ACTIVITIES:
  Net loss                                                    $   (230,131)   $   (435,751)   $   (836,556)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Gain on early termination of leases                           (414,135)        (54,554)       (147,300)
    Depreciation of furniture and equipment                         76,501          83,192         106,970
    Amortization of deferred costs                                 176,659         176,659         102,273
    Other amortization                                              63,047          30,440          36,006
    Provision for possible loan and lease losses                   437,041         415,052         592,874
    Deferred income taxes                                          324,000         188,549        (457,871)
    Changes in operating assets and liabilities:
      Due from affiliates                                          (15,458)        (31,002)         58,914
      Receivable from parent under tax allocation agreement       (470,900)       (425,000)           --
      Other assets                                                  59,143          11,739          79,389
      Outstanding checks in excess of bank balance                 297,071         126,982            --
      Trade accounts payable                                        72,136        (128,608)        (70,558)
      Due to affiliates                                             22,023          (2,611)         25,540
      Accrued expenses                                            (115,987)        (30,576)        (17,877)
                                                              ------------    ------------    ------------
           Net cash from operating activities                      281,010         (75,489)       (528,196)
                                                              ------------    ------------    ------------

INVESTING ACTIVITIES:
  Investment in available-for-sale security                       (601,251)           --              --
  Purchases of equipment for direct financing leases            (2,827,118)     (2,327,220)    (11,687,165)
  Repayments of direct financing leases                          1,777,404       2,944,913       2,102,819
  Proceeds from sale or early termination of direct
    financing  leases and notes receivable                       6,363,403       1,299,597       9,439,276
  Issuance of notes receivable                                  (1,062,291)     (1,609,538)     (3,746,893)
  Repayments of notes receivable                                 4,896,646       1,303,585       1,899,901
  Investments in limited partnerships                                 --           (10,000)           --
  Repayment (issuance) of loans to limited partnerships            124,286         (43,775)        308,165
  Distributions from limited partnerships                            6,118           2,280           2,280
  Net lease security deposits collected (paid)                    (219,452)        (16,633)        244,916
  Purchases of furniture and equipment                              (8,146)        (21,540)       (123,200)
                                                              ------------    ------------    ------------
           Net cash from investing activities                    8,449,599       1,521,669      (1,559,901)
                                                              ------------    ------------    ------------

                                                                     (Continued)

BERTHEL FISHER & COMPANY LEASING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONCLUDED)
--------------------------------------------------------------------------------

                                                                           1998            1997            1996
FINANCING ACTIVITIES:
  Financing costs incurred                                             $     (2,500)   $       --      $   (500,365)
  Proceeds from line-of-credit agreement                                  6,711,470       8,223,772      18,323,060
  Repayments of line-of-credit agreement                                (13,472,963)    (10,738,310)    (17,622,529)
  Proceeds from issuance of subordinated notes
    payable and related warrants                                               --              --         3,001,524
  Redemption of Class B stock                                               (10,000)           --              --
  Proceeds from issuance of other borrowings                              3,516,140         650,884       1,365,413
  Repayments of other borrowings                                         (5,210,928)     (1,200,717)     (2,290,129)
  Proceeds from issuance of Series A preferred stock and warrants              --         1,484,544            --
  Proceeds from issuance of Class A common stock                            575,245            --              --
  Issuance costs for Series A preferred stock and warrants                     --          (114,981)           --
  Cash dividends paid on Series A preferred stock                          (140,001)        (94,098)           --
                                                                       ------------    ------------    ------------
           Net cash from financing activities                            (8,033,537)     (1,788,906)      2,276,974
                                                                       ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                          697,072        (342,726)        188,877

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 --           342,726         153,849
                                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $    697,072    $       --      $    342,726
                                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the year for - Interest                             $  1,415,391    $  1,588,809    $  1,656,418
  Noncash investing and financing activities:
    Equipment reclassified from direct financing
      leases to operating leases                                               --              --           328,481
    Conversion of a note payable to preferred stock                            --              --           264,980
    Contribution of a not readily marketable security
      for preferred stock                                                      --              --           220,477
    Increase (decrease) in trade accounts payable
      attributed to equipment purchase costs                                   --              --          (300,000)
    Amortization of Class B stock issuance costs                              8,024           8,024           8,024
    Reclassification of security as available-for-sale                         --           220,476            --
    Change in unrealized gain (loss) on available-for-sale security,
      net of tax effect                                                     415,615        (107,659)           --
    Deferred tax expense (benefit) of change in unrealized
      gain (loss) on available-for-sale security                            260,184         (61,000)           --
    Issuance of common stock in connection with
      underwriting of subordinated notes payable offering                      --            62,400            --
    Note receivable converted to investment in not readily
      marketable security                                                   183,284            --              --
    Direct financing lease converted to investment in not
      readily marketable security                                            25,400            --              --


See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND NATURE OF OPERATIONS- Berthel Fisher & Company Leasing, Inc. (the "Company") is a majority-owned (95.3%) subsidiary of Berthel Fisher & Company (the "Parent"). The Company finances, through direct financing leases or notes receivables, telecommunications, agricultural, and general equipment throughout the United States. The financing agreements with individual customers can be large in relation to the portfolio as a whole and certain agreements exceed 10% of the Company's direct financing lease and note receivable portfolio (see Note 2). The leases may be sold to other entities or retained by the Company for its own portfolio.

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

      The Company's line of credit agreement was paid in full during 1998 and not renewed. Also, during the years ended December 31, 1996, 1997 and 1998, the Company incurred net losses of $836,556, $435,751 and $230,131, respectively. The Company's continuation as a going concern is dependent upon its ability to obtain financing from its Parent as may be required and ultimately to attain profitable operations. Management anticipates that cash flows from operations and financing from the Company's Parent will be adequate to satisfy the Company's minimum capital requirements for the next twelve months.

      Management's plans for future profitability anticipate the need for the sponsorship of another public limited partnership, Telecommunications Income Fund XI, for which the Company will generate fee income. The best-efforts public offering is in process and through December 31, 1998 $5,784,000 has been raised out of a maximum offering amount of $25,000,000. No assurance can be provided that the maximum offering amount will be raised or that the Company will be profitable upon completion of the offering.

      CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      CERTAIN RISK CONCENTRATIONS - The Company's direct financing leases and the collateral for notes receivables are concentrated in home water treatment equipment, pay telephones, automated teller machines and computer equipment, representing approximately 18%, 48%, 8%, and 15% at December 31, 1998 and 0%, 43%, 21% and 10% at December 31, 1997,
      respectively, of the Company's direct finance lease and notes receivable portfolio.

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

      INVESTMENTS - The Company accounts for its general partnership interests in Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund X, L.P. ("TIF X") and Telecommunications Income Fund XI, L.P. ("TIF XI") under the equity method of accounting. Under the equity method of accounting, the Company initially records its investment at cost and subsequently adjusts the carrying value of its investments for its pro rata share of earnings or losses.

      The Company also owns not readily marketable equity interests in entities over which it does not have the ability to exert significant influence over the operations of such entities; therefore, such investments are accounted for at cost.

      Should these investments carried at the equity or cost method experience a decline in value that is other than temporary, the Company will recognize a loss to reflect such a decline. As these investments are not readily marketable, no market value can be readily determined.

      The Company also has an investment in a marketable equity security classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of related tax effects. At December 31, 1998, the security had a cost of $821,727 and an estimated fair value of $1,328,867, resulting in an unrealized gain of $307,956, net of tax of $199,184. Fair value is determined using published market prices.

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

      DEFERRED COSTS - Deferred costs consist of financing costs incurred in connection with the issuance of long-term debt. Deferred financing costs are being amortized over the life of the related obligation, which ranges from three to eight years.

      STOCK ISSUANCE COSTS - The costs incurred in connection with the issuance of redeemable Class B nonvoting convertible stock have been deducted from the proceeds. Such amounts are being amortized by a charge to retained earnings over a period of ten years, at which time the carrying value of stock will be equal to its cash redemption value (see Note 7).

      SALE OF DIRECT FINANCE LEASES - The Company at times sells direct financing leases, on a limited recourse basis, to lenders in return for a cash payment. In the case of default by the lessee, the lender has a first lien on the underlying leased equipment. In the event the sale or re-lease proceeds from the underlying equipment do not satisfy the remaining lessee's obligation to the lender, the Company is responsible for a predetermined amount of that obligation. When the sale of direct finance leases occurs, proceeds from the sale, less the net book value of direct finance leases sold and an estimated loss allowance, are recorded as a component of gain on early termination of leases.

      NET LOSS PER COMMON SHARE - Basic net loss per common share is based on the weighted average number of shares of Class A common stock outstanding during the year. Diluted net loss per common share is the same as basic net loss per share due to the antidilutive effect on net loss per share of any assumed conversion of convertible securities.

      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the Company's year ended December 31, 1998. Financial statements for earlier periods provided for comparative purposes have been reclassified to conform with the current year presentation as required by SFAS No. 130.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for the Company's year ended December 31, 1998. The Company operates in one segment.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the effect of SFAS No. 133 on the consolidated financial statements.

2.    NOTES RECEIVABLE AND DIRECT FINANCING LEASES

      Notes receivable are comprised of the following:


                                                                                       DECEMBER 31,
                                                                                 --------------------------
                                                                                 1998              1997
Notes receivable, collateralized primarily by telephone
  equipment and related site agreements and home water
   treatment equipment, 14% to 17.5%, maturing
   through June 2003                                                             $3,001,952     $6,836,307



      The Company's net investment in direct financing leases consists of the following:


                                                    DECEMBER 31,
                                            --------------------------
                                                1998           1997
Minimum lease payments receivable           $ 2,229,146    $ 8,502,371
Estimated unguaranteed residual values          167,829        981,806
Unamortized initial direct costs                 16,601        177,817
Unearned income                                (401,202)    (1,936,718)
                                            -----------    -----------
Net investment in direct financing leases   $ 2,012,374    $ 7,725,276
                                            ===========    ===========


      The balance of direct financing leases sold with recourse that remain uncollected at December 31, 1998 was $1,535,503. At December 31, 1998 the Company's contingent liability, under other limited recourse provisions, totals $285,186.

      At December 31, 1998, future minimum lease payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:

                                         MINIMUM               ESTIMATED
                                      LEASE PAYMENTS         UNGUARANTEED
                                       RECEIVABLE           RESIDUAL VALUES
Year ending December 31:
          1999                           $1,071,148             $ 95,962
          2000                              666,227                7,073
          2001                              398,254               51,678
          2002                               78,903                5,664
          2003                               14,614                7,452
                                         ----------             --------
          Total                          $2,229,146             $167,829
                                         ==========             ========


      The Company and certain affiliates purchase a substantial portion of telecommunications equipment for lease from Intellicall, Inc., a publicly-held company. The Company's Parent is an investor in a limited partnership which owns approximately 5% of the outstanding common stock of Intellicall, Inc. In addition, a principal stockholder of the Company's Parent is also an investor in this limited partnership.

      Additionally, the Company provides financing to certain companies for which the Parent or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Company's net investment in direct financing leases and notes receivable with these companies approximated $2,396,756 and $1,355,860 at December 31, 1998 and 1997, respectively.

      One customer accounted for 10% or more of the amount of income from direct financing leases during one or more of the years presented, as follows:


                                  YEAR ENDED DECEMBER 31
                                ---------------------------
                                1998        1997       1996
Customer A                      12 %         6 %        6 %






3.    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

      The changes in the allowance for possible loan and lease losses are as follows:

                                  YEAR ENDED DECEMBER 31,
                               ------------------------------------
                                  1998         1997         1996
Balance at beginning of year   $ 435,292    $ 412,916    $ 291,605
  Provision                      437,041      415,052      592,874
  Charge-offs                   (542,659)    (392,676)    (471,563)
                               ---------    ---------    ---------
Balance at end of year         $ 329,674    $ 435,292    $ 412,916
                               =========    =========    =========


      The allowance for loan and lease losses consisted of specific allowances for leases of $112,202, $158,477 and $100,000 at December 31, 1998, 1997
      and 1996, respectively, and a general unallocated allowance of $217,472, $276,815, and $312,916 at December 31, 1998, 1997 and 1996, respectively.

      On May 6, 1996, a lessee of the Company, United Tele-Systems of Virginia, Inc. ("UTS") filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. This bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Company exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $432,000. The Company, two affiliated partnerships for which the Company acts as General Partner, and UTS were named in a lawsuit, filed by another creditor of UTS. The creditor was claiming $360,000 in compensatory damages and $350,000 in punitive damages. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit, the Company expected to incur a loss upon the sale or re-lease of this equipment. Management charged $324,000 to the provision for possible loan and lease losses for the expected loss in 1996 and reclassified its net investment in the equipment, net of the specific allowance, to equipment under operating leases pending the equipment's ultimate sale or re-lease. The equipment was sold during 1997 with no further loss to the Company and the lawsuit was settled in 1998 with no further loss to the Company.

      On October 31, 1996, a lessee of the Company, Soil Recovery Services, Inc. ("SRS"), had an involuntary Petition for Relief under Chapter 7 of the U.S. Bankruptcy Code filed against it. This was converted to a voluntary Chapter 11 on November 25, 1996. At the time the first petition was filed, SRS had various leases with the Company that had a net investment totaling $256,500 and represented 1.4% of the Company's total net investment in leases and finance contracts. A specific allowance for losses of $100,000 was established through a charge to the provision for possible loan and lease losses in 1996 based on estimates of the fair value of the equipment under lease. The Company has obtained the right to repossess the equipment, sold a portion of the equipment in 1998, recorded an additional provision of $73,000 in 1998 and is in the process of selling the remaining equipment. Management believes the specific allowance is adequate to cover any remaining loss on sale.

      During 1996, management of the Company provided a specific allowance for a lease with a certain customer for which the Company had not been receiving lease payments. Management is actively working with such customer to arrange for a sale of the assets under lease. A charge of $50,000 was recorded to the provision for possible loan and lease losses representing management's best estimate of the loss on the expected sale of the equipment. Also, due to the uncertainty as to the timing and amount of future payments from such customer and as to the sale of the assets under lease, the Company reclassified its net investment in the lease at December 31, 1996 of $144,972, net of the specific allowance, to equipment leased under operating leases. The Company is in the process of selling the equipment and expects no further loss on sale. The carrying value at December 31, 1998 was $77,841.

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

4.    INVESTMENTS IN LIMITED PARTNERSHIPS

      The Company is the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX"), Telecommunications Income Fund X, L.P. ("TIF X") and Telecommunications Income Fund XI, L.P. ("TIF XI"). These partnerships are primarily engaged in the acquisition of equipment for lease to third parties under a direct finance arrangement. At December 31, 1998 and 1997, the Company's investment in these partnerships consisted of its allocated general partnership interest and temporary loans made to the partnerships.

      TIF XI's offering period for the sale of limited partnership units has been extended to December 23, 1999 by the Company as general partner. Pursuant to the partnership agreement, TIF XI will reimburse the Company for offering and promotional expenses incurred by the Company up to 3.5% of the capital raised. The Company has incurred offering and promotional expenses, net of reimbursement of approximately $202,000, of $167,251 at December 31, 1998 which is included in other assets. The Company expects that the sale of TIF XI partnership units during 1999 will be sufficient to fully reimburse the Company for such costs.

      Combined summarized financial information for TIF IX, TIF X and TIF XI is as follows:


                                                            DECEMBER 31,
                                                    ----------------------------
                                                        1998          1997
Assets:
Net investment in direct financing leases
  and notes receivable                               $17,006,000   $27,564,000
Other assets                                           3,878,000     2,876,000
                                                     -----------   -----------
Total assets                                         $20,884,000   $30,440,000
                                                     ===========   ===========

Liabilities and partners' equity
Liabilities:
Notes payable, guaranteed by the Company (Note 12)   $    15,000   $ 5,989,000
Other liabilities                                      1,588,000     1,640,000
                                                     -----------   -----------
Total liabilities                                      1,603,000     7,629,000
Total partners' equity                                19,281,000    22,811,000
                                                     -----------   -----------
Total liabilities and partners' equity               $20,884,000   $30,440,000
                                                     ===========   ===========


                                                    YEAR ENDED DECEMBER 31
                                          -----------------------------------------
                                             1998            1997           1996
Income from direct financing leases       $ 2,492,000    $ 4,776,000    $ 6,070,000
Other revenue                               1,090,000        894,000        924,000
Provision for possible losses                (352,000)    (5,429,000)    (1,671,000)
Impairment loss on equipment                  (65,000)      (319,000)      (971,000)
Expenses                                   (1,249,000)    (2,040,000)    (3,148,000)
                                          -----------    -----------    -----------
Net income (loss)                         $ 1,916,000    $(2,118,000)   $ 1,204,000
                                          ===========    ===========    ===========

Income (loss) allocable to the Company    $     1,410    $      (972)   $       680
                                          ===========    ===========    ===========

Net income (loss) per partnership unit:
TIF IX                                    $      1.39    $     (3.25)   $     14.83
TIF X                                     $     18.54    $    (21.11)   $      2.17
TIF XI                                    $     46.18    $    (40.70)   $      --



      TIF IX entered its liquidation phase during the second quarter of 1998 and, therefore, adopted the liquidation basis of accounting as of March 31, 1998. The above summarized financial position data reflects TIF IX's data as of December 31, 1998 on an estimated net realizable value basis (liquidation basis). The above summarized statement of operations data reflects TIF IX only to March 31, 1998 since subsequent thereto TIF IX no longer reports operating data. In addition, TIF XI began leasing operations in February 1998 and its operating data is reflected from such date.

      The Company receives a management fee equal to 5% of the amount of gross rental payments received by TIF IX and TIF X and 2% of the amount of gross rental payments received by TIF XI. During the years ended December 31, 1998, 1997 and 1996, gross fees aggregated $282,304, $604,768 and
      $702,266, respectively. In addition, the Company is reimbursed for certain other costs under administrative services agreements. Amounts received by the Company pursuant to these agreements amounted to $245,000, $168,000 and $147,000 for the years ended December 31, 1998, 1997 and 1996, respectively. TIF IX entered its liquidation phase May 1, 1998 and, as a result, the Company will not receive any further management fees from TIF IX.

      The Company also receives a lease acquisition fee equal to 5% of all leases acquired by TIF XI during the initial funding period. Amounts received by the Company as acquisition fees were $265,760 for the year ended December 31, 1998.

5.    CREDIT ARRANGEMENTS

      The Company had a line-of-credit agreement with a bank. The amount available to borrow under the line-of-credit was limited to 75% of its qualified accounts, as defined in the agreement (primarily leases and notes receivable), but, in no case, could exceed $10 million. The agreement expired on June 30, 1998. The agreement was not renewed. The interest rate on amounts outstanding at December 31, 1997 and 1996 was 10.26% and 9.95%, respectively.

      The loan agreement contained various restrictive covenants which, among others, restricted dividend payments except to Class B shareholders and Series A preferred shareholders and required the Company to maintain certain financial ratios. As of December 31, 1997 the Company was in violation of its minimum stockholders' equity and interest coverage ratio. The Company obtained waivers for such covenants from the lender for 1997.

      Notes payable consists of the following at December 31, 1998 and 1997:


                                                                      DECEMBER 31,
                                                                 -----------------------
                                                                     1998         1997
Note payable to Parent, 10.5%, payable on demand                 $  725,000   $  230,000
Installment loan agreements with banks, 9.0% to 10.5%,
  maturing through 2000 with subjective acceleration clauses, collateralized by net investment in certain direct financing leases, certain agreements are also guaranteed by the
  Company's Parent                                                   57,751    1,517,398
Capital lease obligations, 5.37%, due through 2000                    7,391       12,532
                                                                 ----------   ----------
Notes payable                                                    $  790,142   $1,759,930
                                                                 ==========   ==========


      Subordinated debt consists of the following:


                                                                 DECEMBER 31,
                                                            -----------------------
                                                               1998         1997
Uncollateralized subordinated debentures, 11% to 12%,
  maturing through 1998                                     $     --     $  725,000
Uncollateralized subordinated notes payable, 9.5% to 10%,
  maturing in 2001 and 2004, net of discount                 2,997,605    2,996,564
Uncollateralized subordinated debenture payable to
  Parent, floating interest rate, maturing in 2005           2,000,000    2,000,000
                                                            ----------   ----------
Total subordinated debt                                     $4,997,605   $5,721,564
                                                            ==========   ==========

      Interest expense summarized by category is as follows:


                                                               Year Ended December 31,
                                                       -------------------------------------
                                                          1998         1997         1996
Line-of-credit agreement                               $  375,510   $  794,776   $  953,912
Demand note payable to Parent                              62,617        1,410         --
Uncollateralized subordinated note payable to Parent         --           --         31,802
Collateral trust bonds                                       --            458       11,729
Installment loan agreements with banks                     92,159      167,676      254,731
Capital lease obligations                                   1,065        1,582        1,532
Uncollateralized subordinated debentures                   28,872      125,143      125,374
Uncollateralized subordinated debenture to Parent         320,627      227,521      228,277
Uncollateralized subordinated notes payable               404,589      404,589      183,016
Other                                                      22,022       20,190          747
                                                       ----------   ----------   ----------
                                                       $1,307,461   $1,743,345   $1,791,120
                                                       ==========   ==========   ==========




      The subordinated debenture payable to Parent bears interest at prime plus 3% (11.5% at December 31, 1998, 1997 and 1996), adjusted semi-annually, with a minimum interest rate of 6% and a maximum rate of 12%. In October 1995, the Company and its Parent restructured $2,000,000 of the existing note payable to the Company's Parent into a subordinated debenture. Under the restructured debenture, the maturity date was extended to December 31, 2005; the debenture was contractually subordinated to the subordinated notes payable and to collateralized debt; and the Company's Parent was issued warrants for the purchase of 118,875 shares of common stock of the Company at $16.82 per share, exercisable through October 5, 2000.

      The annual maturities of notes payable and subordinated debt at December 31, 1998 are as follows:


         Year ending December 31:
              1999                   $ 749,430
              2000                      19,090
              2001                   2,058,280
              2002                       4,699
              2003                       1,248
              Thereafter             2,955,000
                                    ----------
              Total                 $5,787,747
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

      Income tax expense (benefit) consisted of the following:

                      YEAR ENDED DECEMBER 31
               -------------------------------------
                  1998         1997         1996
Current        $(474,000)   $(425,000)   $   4,151
Deferred         324,000      188,549     (457,871)
               ---------    ---------    ---------
Income taxes   $(150,000)   $(236,451)   $(453,720)
               =========    =========    =========




      The effective tax rate on loss before income taxes is different from the prevailing federal income tax rate as follows:


                                                    YEAR ENDED DECEMBER 31
                                              -----------------------------------
                                                 1998         1997         1996
Income tax at federal statutory rates (34%)   $(129,245)   $(228,548)   $(438,700)
Tax effect increase (decrease) of:
  State income taxes, net of federal effect      (7,600)     (13,900)     (25,800)
  Other items                                   (13,155)       5,997       10,780
                                              ---------    ---------    ---------
Income taxes                                  $(150,000)   $(236,451)   $(453,720)
                                              =========    =========    =========


      The tax effect of temporary differences giving rise to the Company's net deferred income tax asset (liability) are as follows:


                                                            DECEMBER 31,
                                                   -----------------------------
                                                       1998           1997
Gross deferred income tax liabilities:
  Direct financing leases                          $  (446,000)   $  (824,000)
  Unrealized gain on available-for-sale security      (199,184)          --
  Other                                                (51,638)          --
                                                   -----------    -----------
Total                                                 (696,822)      (824,000)
                                                   -----------    -----------

Gross deferred income tax assets:
  Alternative minimum tax carryforward                  84,000         84,000
  Allowance for possible loan and lease losses         127,000        169,000
  Net operating loss carryforward                      290,000        885,000
  Unrealized loss on available-for-sale security          --           61,000
  Other                                                   --           13,362
                                                   -----------    -----------
Total                                                  501,000      1,212,362
                                                   -----------    -----------

Net deferred income tax asset (liability)          $  (195,822)   $   388,362
                                                   ===========    ===========




      At December 31, 1998, the Company's net operating loss carryforward aggregates $752,000 and expires in 2010.

7.    REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK

      The Company's Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B nonvoting convertible stock is convertible on a one-for-one basis into Class A common stock of the Company. The stock is redeemable at $10 per share for a 30-day period after the tenth anniversary of the issuance date (April, 1990 to September, 1991) at the option of the holder. Shares which are not redeemed during that time are automatically converted to Class A common stock on a one-for-one basis. The following summarizes the amounts pertaining to the Class B nonvoting convertible stock:


                                                                    DECEMBER 31,
                                                              ----------------------
                                                                 1998         1997
Redeemable Class B nonvoting convertible stock
 (no par value-authorized 100,000 shares, issued
 and outstanding 74,500 and 75,500 shares at
 December 31, 1998 and 1997, respectively), at
 redemption or liquidation value                              $ 745,000    $ 755,000
Unamortized stock issuance costs                                (16,047)     (24,071)
                                                              ---------    ---------
Class B nonvoting convertible stock                           $ 728,953    $ 730,929
                                                              =========    =========


      During the year ended December 31, 1998, the Company allowed redemptions aggregating $10,000 outside the standard terms of the stock agreement.

8.    PREFERRED STOCK

      Each share of the Series A preferred stock is entitled to cumulative annual dividends of 8% payable, if as and when declared by the Board of Directors, quarterly. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Company's Class A common stock. The preferred stock is redeemable at any time at the option of the Company, on not less than 30 days written notice to registered holders. The redemption price shall be $14.42 per share if redeemed during 1999, $14.28 per share if redeemed during 2000, $14.14 per share if redeemed during 2001, and $14.00 per share if redeemed thereafter, plus, in each case, accumulated unpaid dividends. Unless previously redeemed by the Company, the holders of the preferred stock are entitled at any time to convert each share into .875 shares of Class A common stock. The preferred stock is not entitled to vote on any matter except where the Iowa Corporation Act requires voting as a class, in which case each share of stock shall be entitled to one vote per share on those matters where the preferred stock is voting as a class. The preferred stock is entitled to a preference on liquidation equal to $14.00 per share, plus accumulated unpaid dividends.

      The Company issued $424,774 of preferred stock and $60,682 of warrants to its Parent at December 31, 1996 in exchange for the conversion of a subordinated note payable to Parent of $264,980 and the contribution of restricted stock of a public company with an estimated fair value of $220,476.

9.    COMMON STOCK WARRANTS

      The Company's common stock warrant activity is summarized as follows:


                                                                 EXPIRATION       EXERCISE         NUMBER
                                                                    DATE           PRICE        OUTSTANDING
Issued to the Parent in 1995 in connection
  with the subordinated note payable restructuring                  2000             16.82         118,875
Issued in 1996 in connection with the subordinated
  notes payable offering                                         2001-2004           16.00          33,011
Issued in 1996 in connection with the preferred
  stock/warrant offering:
    A Warrant                                                       1998             12.00          30,341
    B Warrant                                                       1999             14.00          30,341
                                                                                                  --------
Balance at December 31, 1996                                                                       212,568
Issued in 1997 in connection with the preferred
  stock/warrant offering:
    A Warrant                                                        1998            12.00          94,659
    B Warrant                                                        1999            14.00          94,659
                                                                                                   -------
Balance at December 31, 1997                                                                       401,886
  Exercise of A Warrants                                             1998            12.00         (48,629)
  Expiration of A Warrants                                           1998            12.00         (76,371)
                                                                                                   -------
Balance At December 31, 1998                                                                       276,886
                                                                                                   =======


      The Company's Parent exercised 31,250 of the A warrants during 1998 and was issued 31,250 shares of common stock.

10.   PROFIT SHARING PLAN

      The Company participates in a qualified profit sharing plan under Internal Revenue Code Section 401(a), including a qualified cash or deferred arrangement under Section 401(k), sponsored by Berthel Fisher & Company Financial Services, Inc. Under the terms of the plan, each participant may elect to defer compensation from 2% to 15%. A matching contribution equal to 50% of the deferred compensation of all eligible participants will be made by the employer up to 4% of each participant's total compensation. The employee contributions to the plan are fully vested and employer contributions vest over five years. The Company's contribution for the years ended December 31, 1998, 1997 and 1996 aggregated $5,695, $6,356 and $14,927, respectively.

11.   MANAGEMENT AND SERVICES AGREEMENTS

      The Company pays, under an unwritten agreement with the Company's Parent, 50% of the management fees it receives from TIF IX , TIF X and TIF XI (see
      Note 4) to the Company's Parent. The Company's Parent agreed to suspend indefinitely such payment beginning March 1, 1997 due to the Company's operating losses. Such management fees paid to the Company's Parent were $0, $47,146 and $351,134 during 1998, 1997 and 1996, respectively.

      In addition, the Company also has an unwritten, month-to-month agreement with its Parent in which the Company's Parent provides management services at a yearly rate of $246,667, $240,000 and $210,000 during 1998, 1997 and
      1996, respectively.

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


                                                                YEAR ENDED DECEMBER 31
                                                           -------------------------------
                                                              1998       1997       1996
Issuance costs paid (and capitalized) in connection with
  the subordinated notes payable offering                  $   --     $   --     $223,070
Offering expenses incurred in connection with the
  Series A preferred stock and warrant offering                --      108,621       --
Interest income                                              37,186     16,965       --
Operating expense reimbursements                             45,300     45,300     50,173
Office rent                                                  58,368     58,368       --


12.   COMMITMENTS AND CONTINGENCIES

      The Company is contingently liable for all debts of TIF IX, TIF X and TIF XI as the general partner.

      The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF X. The line-of-credit agreement allows TIF X to borrow the lesser of $4 million ($6 million at December 31, 1997), or 40% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $15,433 at December 31, 1998 and $5,354,801 at December 31, 1997. The agreement matures on June 30, 2000, is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF X. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

      In December 1995 the Company entered into a lease agreement for office space. The lease term began January 1, 1996 and expires December 30, 2000. Rent is $58,368 per year under the agreement.

      In January 1999, TIF XI obtained a line-of-credit agreement with a bank. The line-of-credit agreement allows TIF XI to borrow the lesser of $2.0 million or 32% of its qualified accounts, as defined in the agreement. The agreement matures on June 30, 2000, and is cancelable by the lender after giving a 90-day notice. The agreement is collateralized by substantially all assets of TIF XI. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

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

      The estimated fair values of the Company's other significant financial instruments are as follows:


                          DECEMBER 31,                   DECEMBER 31,
                             1998                            1997
                    -----------------------         -----------------------
                     CARRYING      FAIR               CARRYING      FAIR
                      AMOUNT       VALUE               AMOUNT       VALUE
Notes receivable    $3,001,952   $2,851,854         $6,986,307   $7,054,104
Notes payable          790,142      790,498          1,529,930    1,523,359
Subordinated debt    4,997,605    4,997,605          5,721,564    5,721,564


                                    * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's executive officers and directors and their ages and position with the Company are as follows (the terms of the directors have no expiration date):

     Name                      Age      Positions with Company
     ----                      ---      ----------------------
     Thomas J. Berthel         47       President, Chief Executive Officer, Director
     Nancy L. Lowenberg        40       Executive Vice President, General Manager, Director
     Ronald O. Brendengen      44       Treasurer, Chief Operating Officer, Chief Financial
                                        Officer, Director
     Leslie D. Smith           51       Secretary
     Emmett J. Scherrman       66       Director
     Von L. Elbert             60       Director
     James W. Noyce            43       Director

     Thomas J. Berthel, Age 47, Chief Executive Officer (1994-present) of the Company, served as president from the Company's inception to 1994, and was elected President in October, 1996. He also serves as Director (inception to present) of the Company. Mr. Berthel served as President of Berthel Fisher & Company Financial Services, Inc. from its inception to 1993, and since 1993 has served as Chief Executive Officer and a Director of Berthel Fisher & Company Financial Services, Inc. Mr. Berthel also serves as President and Chairman of the Board of Berthel Fisher & Company, the parent company of both the Company and Berthel Fisher & Company Financial Services, Inc. Mr. Berthel serves as the Chairman of the Board and Chief Executive Officer of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. Mr. Berthel also serves in various offices and as a Director of various other subsidiaries of Berthel Fisher & Company. In November, 1995, Mr. Berthel was elected a director of Intellicall, Inc., a publicly traded company. He also serves as the Chairman of the Board of Amana Colonies Golf Course, Inc. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Placement Agent. Mr. Berthel has also served as an individual general partner of eight private leasing programs. Mr. Berthel holds a bachelor's degree from St. Ambrose College, Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa, Iowa City, Iowa (1993).

     Nancy L. Lowenberg, age 40, has been elected Executive Vice President and General Manager of the Company beginning January, 1998, and Director since December, 1996. She previously served the Company as Vice President and Chief Operating Officer from January, 1997 to September, 1998. From September 1986 to December, 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids as Vice President Commercial Loans for Iowa. As Vice President Commercial Loans, she was a relationship manager for 62 accounts with approximately $70,000,000 of committed credit. She had responsibility for annual review and maintenance of existing accounts and business development. From 1981 to 1986, Ms. Lowenberg was employed by First Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa.

     Ronald O. Brendengen, age 44, is the Treasurer, Chief Operating Officer, Chief Financial Officer and a Director (1988-present) of the Company. He was elected to his current offices in September, 1998. He has served as Secretary (1994-March, 1995), Treasurer, (1998-August, 1995), and Chief Financial Officer (1994-August, 1995) of the Company. He served as Controller (1985-1993), Treasurer (1987-present, Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the Company. Mr. Brendengen also serves as the Treasurer, Chief Operating Officer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

     Leslie D. Smith, age 51, is the Secretary (March, 1995-present) of the Company. Mr. Smith serves as the Secretary and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a reporting company. In 1994, Mr. Smith was named General Counsel of Berthel Fisher & Company, parent company of the Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as an Associate Attorney and as a Senior Attorney for Life Investors, Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990, Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation, where he was responsible for managing the legal department of a GATCH division located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc., in North Sioux City, South Dakota.

     Emmett J. Scherrman, age 66, was elected a Director of the Company in August, 1995. Mr. Scherrman graduated in 1953 from Loras College with a B.A. in accounting , and attended the U.S. Army Finance School, Ft. Benjamin Harrison, from 1953 to 1955. Mr. Scherrman served as President (1997 to 1987) and Chairman of the Board and Chief Executive Officer (1987-1990) of LeaseAmerica Corporation, Cedar Rapids, Iowa. Since his retirement from LeaseAmerica in 1990, Mr. Scherrman has served as a consultant to Brenton Bank and Trust Company, Cedar Rapids, Iowa from 1992 to present. Mr. Scherrman currently serves as a Director of Brenton Bank and Trust Company; Treasurer and Director of Oak Hill Engineering, Inc.; Chairman, Board of Trustees, Mount Mercy College; and Treasurer and Member of the Board of Trustees, Mercy Medical Center.

     Von L. Elbert, age 60, was elected Director of the Company in October, 1996. He has served as a Director of Berthel Fisher & Company, the parent of the Company, since May, 1991. From 1978 to 1988, Mr. Elbert was the President of TLS, Co., a data processing company. From 1988 to 1996, he served as the Vice President, Treasurer and Chief Financial Officer of Galt Sand Company, a manufacturer of wearing apparel. Mr. Elbert also serves as a director of Mercantile Bank of Eastern Iowa. Mr. Elbert received his BBA degree from the University of Iowa in 1962.

     James W. Noyce, age 43, was elected Director of the Company and of General Partner in September, 1997. Mr. Noyce has been employed by FBL Financial Group, Inc. since 1985. He presently serves as Chief Financial Officer of FBL Financial Group, Inc. (and its affiliates, including Farm Bureau Life Insurance Company), a position he has held since December, 1995. Prior to December, 1995, he served FBL Financial Group, Inc. is various capacities, including, from 1991 to December 1995, as Vice President and Controller. Mr. Noyce graduated in 1978 with a Bachelor of Science and Business Administration (BSBA) in Actuarial Science and Accounting from Drake University College of Business.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company for services rendered during 1996, 1997, and 1998 with respect to the Chief Executive Officer and the President of the Company:


                                            SUMMARY OF COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------

                                                         ANNUAL COMPENSATION
                                         -----------------------------------------------------------

Name and                                                            Other Annual          All Other
Principal Position            Year         Salary       Bonus       Compensation        Compensation(1)
------------------            ----         ------       -----       -------------       ---------------
Thomas J. Berthel
Chief Executive Officer       1996          $-0-       $-0-          $-0-                 $137,571 (2)
                              1997          $-0-       $-0-          $-0-                 $ 22,060 (2)
                              1998          $-0-       $-0-          $-0-                 $    -0- (2)

_________________________________
(1) Beginning with meetings held after August 1, 1995, directors of the Company who are also employees of the Company or affiliates of the Company are paid meeting fees of $150 per meeting; directors of the Company who are not also employees of the Company or affiliates of the Company are paid meeting fees of $250 per meeting.

(2) Includes fees received from the parent of the Company for services provided by Mr. Berthel to Telecommunications Income Fund IX, L.P. and Telecommunications Income Fund X, L.P., two limited partnerships for which the Company serves as general partner.

-------------------------------------------------------------------------------

     The Company pays, under an unwritten agreement with the Company's parent, 50% of the management fees it receives from TIFIX and TIFX to the Company's parent. The Company's parent agreed to suspend indefinitely such payment beginning March 1, 1997 due to the Company's operating losses. Such management fees paid to the Company's parent were $0, $47,146, and $351,134 during 1998, 1997, and 1996, respectively.

     In addition, the Company also has an unwritten, month-to-month agreement with its parent in which the Company's parent provides management services at a yearly rate of $246,667, $240,000, and $210,000 during 1998, 1997 and 1996, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Substantially all of the common voting stock of the Company is owned by Berthel Fisher & Company. The following table sets forth, as of December 31, 1998, the number of shares of the common stock of Berthel Fisher & Company (the parent of the Company) beneficially owned by (i) each director of the Company,
(ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each person known by the Company to beneficially own more than five percent of the outstanding shares of the common stock of Berthel Fisher & Company, and (iv) all executive officers and directors of the Company as a group.

                     NAME AND ADDRESS OF                         NUMBER OF SHARES               PERCENT OF OUT-
TITLE OF CLASS       BENEFICIAL OWNER                            BENEFICIALLY OWNED(1)          STANDING SHARES (2)
--------------       ----------------                            ---------------------          -------------------
Common               Thomas J. Berthel (3)
                     100 Second Street SE                                416,583                       42.96%
                     Cedar Rapids. IA  52401

Common               Ronald O. Brendengen
                     100 Second Street SE                                 27,360                        2.82%
                     Cedar Rapids, IA  52401

Common               Fred P. Fisher (4)
                     10875 Benson Drive, Ste. 130                        112,631                       11.61%
                     Overland Park, KS  66210

Common               Gary L. Rickels
                     Rural Route #1                                       93,808                        9.67%
                     Center Junction, IA  52212

Common               Von L. Elbert
                     315 Andover Lane SE                                  46,287                        4.77%
                     Cedar Rapids, IA  52403

Common               All executive officers and directors
                     as a group (seven persons)                          490,230                       50.55%


___________________
(1) Unless otherwise indicated, each person has sole voting and dispositive power over such shares.

(2) Based on 969,752 shares of the common stock of Berthel Fisher & Company outstanding at December 31, 1998.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company serves as the general partner of three publicly held limited partnerships, Telecommunications Income Fund IX, L.P. ("TIFIX"), Telecommunications Income Fund X, L.P. ("TIFX") and Telecommunications Income Fund XI, L.P. ("TIFXI"). The Company receives management fees from TIFIX, TIFX, and TIFXI in its capacity as general partner. The Company had entered into a consulting contract with Mr. Thomas J. Berthel that provided for twenty percent of the management fee from TIFIX to be paid to Mr. Berthel for consulting services provided to the Company in connection with its obligations as the general partner of TIFIX. The consulting fees paid to Mr. Berthel on account of services provided to TIFIX were $64,532, $11,219, and $0 in 1996, 1997, and 1998, respectively. Mr. Berthel also provides consulting services to the Company in connection with the Company's obligations as general partner of TIFX. In connection with these services, Mr. Berthel was paid $73,039, $10,841, and $0 in 1996, 1997, and 1998, respectively. The payment of these fees were suspended indefinitely beginning March 1, 1997.

     Certain administrative, managerial, consulting and operational services are provided to the Company by its parent Berthel Fisher & Company ("BFC"). Prior to October, 1995, these services were provided on a month to month basis pursuant to terms established from time to time by the Board of Directors of the Company and the Board of Directors of BFC. The amount of fees were determined on an annual basis by the Boards of Directors of the Company and BFC. In October, 1995, the Company and BFC entered into a unwritten agreement whereby BFC would continue to provide these services for the period ending December 31, 1996, and thereafter on an annual basis subject to the approval of the Boards of Directors of both companies. The agreement specifies the services to be provided. The annual charges under this agreement were $246,667, $240,000, and $210,000 during 1998, 1997, and 1996, respectively.

     T. J. Berthel Enterprises, Inc., a company owned one-half by the Company's parent and one-half by Thomas J. Berthel, is the general partner of a limited partnership that owns approximately 5% of the outstanding common stock of Intellicall, Inc. An individual who owns approximately 4.8% of the Company's parent also owns approximately 9.5% of this limited partnership. In November, 1995, Mr. Berthel was elected to serve on the Board of Directors of Intellicall, Inc.

     The Company has a lease with Internet Navigator, Inc. having a net investment of approximately $183,830 at December 31, 1998. Mr. Von L. Elbert, a director of the Company, has guaranteed this lease. Mr. Elbert has a 16% interest in Internet Navigator, Inc. TIFIX has leases with Internet Navigator, Inc. having a total net investment of approximately $63,145 at December 31, 1998.

     Also see Notes 2 and 11 to the financial statements with respect to other miscellaneous transactions with the Company's parent or its affiliates.

     Berthel Fisher & Company owns 95.3% of the Company's Class A common stock.

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

   10.1 Revolving Loan and Security Agreement filed as Exhibit 10.1 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   10.2 Management Agreement with Berthel Fisher & Company as Exhibit 10.2 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   10.3 Incentive Stock Option Plan filed as Exhibit 10.3 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   10.4 Incentive Bonus Plan filed as Exhibit 10.4 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   10.7   Line of Credit with The National Bank of Waterloo filed as Exhibit
          10.7 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   10.8   Berthel Fisher & Company Subordinated Debenture and Warrant filed as
          Exhibit 10.8 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   10.13 Lease - Business Property (office space) filed as Exhibit 10.13 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   10.14  Agreement between Southwest Merchant Group and the Company filed as
          Exhibit 10.14 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   10.15 Consulting agreement with Thomas J. Berthel filed as Exhibit 10.15 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   10.16  Amendment to Revolving Loan and Security Agreement filed as Exhibit
          10.16 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   10.17  Agreement between Nutmeg Securities Ltd. and the Company filed as
          Exhibit 10.17 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   10.18  Amendment to Revolving Loan and Security Agreement filed as Exhibit
          10.18 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   10.19  Purchase agreement with Safeguard Financial Group, Inc.

   16 Letter on Change in Certifying Accountant filed as Exhibit 16 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   21 Subsidiaries of the Registrant filed as Exhibit 21 to Registration Statement No. 33-98346C is hereby incorporated by reference.

   27     Financial Data Schedule - filed electronically

   (b)    Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
                                  (REGISTRANT)


By Berthel Fisher & Company Leasing, Inc.

By: /s/ Thomas J. Berthel                                  Date: March 24, 1999
   ------------------------------------------------
   Thomas J. Berthel
   President, Chief Executive Officer


By Berthel Fisher & Company Leasing, Inc.
By: /s/ Ronald O. Brendengen                               Date: March 24, 1999
   ------------------------------------------------
   Ronald O. Brendengen
   Chief Operating Officer,
   Chief Financial Officer, Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas J. Berthel                                      Date: March 24, 1999
---------------------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.

/s/ Nancy L. Lowenberg                                     Date: March 24, 1999
---------------------------------------------------
Nancy L. Lowenberg
Executive Vice President, General Mgr. Director
Berthel Fisher & Company Leasing, Inc.

/s/ Ronald O. Brendengen                                   Date: March 24, 1999
---------------------------------------------------
Ronald O. Brendengen
C.O.O, C.F.O., Treasurer, Director
Berthel Fisher & Company Leasing, Inc.

/s/ Daniel P. Wegmann                                      Date: March 24, 1999
---------------------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.