Form 10-Q
period 1999-03-31
BERTHEL FISHER & CO LEASING INC
filed 1999-05-12
CIK 1002918

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


                        Commission file number 33-98346C


                     BERTHEL FISHER & COMPANY LEASING, INC.
        (Exact name of small business issuer as specified in its charter)

                  Iowa                                        42-1312639
     (State or other jurisdiction                            (IRS Employer
   of incorporation or organization)                       Identification No.)


                   100 Second Street SE Cedar Rapids, IA 52401
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 453,154 shares of Class A common stock as of May 10, 1999

       Transitional Small Business Disclosure Format (Check one): Yes     No X
                                                                      ---   ---

                     BERTHEL FISHER & COMPANY LEASING, INC.


                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Balance Sheet - March 31, 1999                                                         3

                  Statements of Operations and Comprehensive Income - three months
                  ended March 31, 1999 and three months ended March 31, 1998                             4

                  Statements of Cash Flows - three months ended March 31, 1999
                  and three months ended March 31, 1998                                                  5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                             9



PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                     12

Item 2.           Changes in Securities                                                                 12

Item 3.           Defaults Upon Senior Securities                                                       12

Item 4.           Submission of Matters to a Vote of Security Holders                                   12

Item 5.           Other Information                                                                     12

Item 6.           Exhibits and Reports on Form 8-K                                                      12


Signatures                                                                                              13

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 1999


ASSETS:
      Cash and cash equivalents                                                   $   263,474
      Notes receivable                                                              2,873,396
      Net investment in direct financing leases (Note 3)                            1,896,551
      Allowance for possible loan and lease losses (Note 4)                          (329,726)
                                                                                  -----------
      Notes receivable and direct financing leases, net                             4,440,221
      Equipment under operating lease, less accumulated depreciation of $70,057        87,557
      Due from affiliates                                                              92,000
      Receivable from Parent under tax allocation agreement                           707,055
      Investments in:
          Limited partnerships (Note 6)                                                44,394
          Not readily marketable securities, at cost                                  238,784
          Available for sale security, at fair value                                1,897,628
      Furniture and equipment, less accumulated depreciation of $225,853              133,226
      Deferred costs, less accumulated amortization of $556,149                       300,138
      Other assets                                                                    208,206
                                                                                  -----------
TOTAL                                                                             $ 8,412,683
                                                                                  ===========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES:
      Demand note payable to Parent                                               $   525,000
      Trade accounts payable                                                           70,977
      Due to affiliates                                                               127,021
      Accrued expenses                                                                 67,657
      Lease security deposits                                                         135,196
      Deferred income taxes                                                           195,822
      Notes payable (Note 5)                                                           57,056
      Subordinated notes payable (Note 5)                                           2,997,866
      Subordinated debenture payable to parent (Note 5)                             2,000,000
                                                                                  -----------
          Total Liabilities                                                         6,176,595
                                                                                  -----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 7)                               730,958
                                                                                  -----------

STOCKHOLDERS' EQUITY:
      Series A preferred stock, no par value-authorized 125,000 shares, issued and outstanding 125,000 shares ($1,750,000 liquidation
          value, convertible into 109,375 shares of Class A common stock)           1,621,422
      Class A common stock, no par value-authorized 1,000,000 shares,
          issued and outstanding 452,529 shares                                       754,474
      Common stock warrants                                                           121,831
      Accumulated deficit                                                          (1,650,341)
      Unrealized gain on security available for sale, net of tax effect               657,744
                                                                                  -----------
          Total stockholders' equity                                                1,505,130
                                                                                  -----------
TOTAL                                                                             $ 8,412,683
                                                                                  ===========




                                       3
See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                March 31
                                                            1999         1998
                                                          ---------    ---------
REVENUE:
      Income from direct financing leases                 $  51,807    $ 240,705
      Management and acquisition fees from affiliates       198,516      229,721
      Interest income                                       126,747      205,286
      Gain on early terminations                             15,631       10,679
      Other revenues                                         19,407       21,358
                                                          ---------    ---------

      Total revenues                                        412,108      707,749
                                                          ---------    ---------

EXPENSES:
      Employment compensation and benefits                   77,401       93,145
      Management fees to affiliates                          60,000       62,500
      Interest expense                                      148,452      362,672
      Provision for possible loan and lease losses            5,764       11,655
      Other expenses                                        187,054      229,434
                                                          ---------    ---------

      Total expenses                                        478,671      759,406
                                                          ---------    ---------

Loss before income taxes                                    (66,563)     (51,657)
Income tax credit                                           (23,388)     (17,563)
                                                          ---------    ---------

Net loss                                                    (43,175)     (34,094)

Comprehensive income:
      Unrealized gain on available-for-
          sale security, net of tax                         349,788       69,089
                                                          ---------    ---------

Comprehensive income                                      $ 306,613    $  34,995
                                                          =========    =========

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                               (43,175)     (34,094)
     Dividends on convertible preferred stock  (Note 8)     (34,520)     (34,521)
                                                          ---------    ---------
     Net loss attributable to Class A stock               $ (77,695)   $ (68,615)
                                                          =========    =========

     Basic                                                $    (.17)   $    (.17)
                                                          =========    =========
     Fully Diluted                                        $    (.17)   $    (.17)
                                                          =========    =========

Weighted average common shares outstanding                  452,529      403,900
                                                          =========    =========



See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                        MARCH 31, 1999  MARCH 31, 1998
                                                                        --------------  --------------
OPERATING ACTIVITIES
Net Loss                                                                 $   (43,175)    $   (34,094)
Adjustments to reconcile to net cash provided by operating activities:
   Gain on early termination of leases and notes                             (15,631)        (10,679)
   Depreciation of furniture and equipment                                    19,309          20,336
   Amortization                                                               50,032          44,136
   Provision for possible loan and lease losses                                5,764          11,655
   Changes in operating assets and liabilities:
     Due from affiliates                                                     (14,610)         17,872
     Receivable from parent under tax allocation agreement                   (30,099)        (17,562)
     Other assets                                                             52,614         279,536
     Outstanding checks in excess of bank balance                           (424,053)         38,330
     Trade accounts payable                                                  (30,776)         75,281
     Due to affiliates                                                         5,571         (18,622)
     Accrued expenses                                                        (13,027)          9,467
                                                                         -----------     -----------
Net cash from operating activities                                          (438,081)        415,656
                                                                         -----------     -----------

INVESTING ACTIVITIES
Purchases of equipment for direct financing leases                           (62,362)       (777,000)
Repayments of direct financing leases                                        100,271         328,697
Repayments of notes receivable                                               128,555         373,213
Proceeds from sale or early termination of direct financing leases            85,723          93,847
Proceeds from early termination of notes receivable                              -0-         782,890
Net lease security deposits repaid                                            (3,595)        (25,992)
Purchases of furniture and equipment                                            (735)         (9,191)
                                                                         -----------     -----------
Net cash from investing activities                                           247,857         766,464
                                                                         -----------     -----------

FINANCING ACTIVITIES
Net repayments of line of credit                                                 -0-      (1,055,705)
Repayments of notes payable                                                 (208,086)       (126,415)
Dividends paid on Series A preferred stock                                   (35,288)            -0-
                                                                         -----------     -----------
Net cash from financing activities                                          (243,374)     (1,182,120)
                                                                         -----------     -----------

Net increase (decrease) in cash and cash equivalents                        (433,598)            -0-
Cash and cash equivalents at beginning of period                             697,072             -0-
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $   263,474     $       -0-
                                                                         ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                            $   149,088     $   361,900
Amortization of Class B nonvoting convertible stock issuance costs             2,006           2,007
Change in unrealized gain on security, net of tax effect                     349,788              --


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998.

2.  ORGANIZATION

Berthel Fisher & Company Leasing, Inc. (the "Company") is a wholly owned subsidiary of Berthel Fisher & Company, (the "Parent"). During the year ended December 31, 1994, the Company formed a wholly-owned subsidiary, Communications Finance Corporation. All of the assets and liabilities of Communications Finance Corporation have been assumed by the Company. The Company intends to keep Communications Finance Corporation as a shell for use in future financing transactions.

The Company is the general partner in three limited partnerships, Telecommunications Income Fund IX, L.P. ("TIF IX"), Telecommunications Income Fund X, L.P. ("TIF X"), and Telecommunications Income Fund XI, L.P. ("TIF XI") collectively referred to as the "TIFS". The Company accounts for its general partnership interests in the TIFS under the equity method of accounting.

3.  NET INVESTMENT IN DIRECT FINANCING LEASES

The Company's net investment in direct financing leases at March 31, 1999 consists of:

              Minimum lease payments receivable               $ 2,077,612
              Estimated unguaranteed residual values              153,448
              Unamortized initial direct costs                     14,492
              Unearned income                                    (349,001)
                                                              -----------
                                                              $ 1,896,551
                                                              ===========


4.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

The change in the allowance for possible loan and lease losses is as follows:

       Balance at December 31, 1998       $ 329,674
       Provision                              5,764
       Charge-offs                           (5,712)
                                          ---------
       Balance at March 31, 1999          $ 329,726
                                          =========

5.  CREDIT ARRANGEMENTS

Notes payable at March 31, 1999 consists of:

              Installment loan agreements with banks, 9% to 10.5%, maturing through 2000 with subjective acceleration clauses, collateralized by net investment in certain direct financing leases, certain
                 agreements are also guaranteed by the Company's Parent                      $ 51,037
              Capital lease obligations, 5.37%, due through 2000                                6,019
                                                                                             --------
              Notes payable                                                                  $ 57,056
                                                                                             ========


Subordinated debt consists of the following:

              Uncollateralized subordinated debenture payable to
                 Parent, floating interest rate, maturing in 2005                         $ 2,000,000
              Uncollateralized subordinated notes payable, 9.5%
                 to 10%, maturing in 2001 and 2004                                          2,997,866
                                                                                          -----------
              Total subordinated debt                                                     $ 4,997,866
                                                                                          ===========


6.  COMMITMENTS AND CONTINGENCIES

The Company is contingently liable for all debts of TIF IX, X and XI as the general partner.

The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF X. The line-of-credit agreement allows TIF X to borrow the lesser of $4 million or 40% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $2,292,926 at March 31, 1999. The agreement matures on June 30, 2000, is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF X. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF XI. The line-of-credit agreement allows TIF XI to borrow the lesser of $2 million or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $0 at March 31, 1999. The agreement matures on June 30, 2000, is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF XI. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

7.  REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK

The Company's Redeemable Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B nonvoting convertible is convertible on a one-for-one basis up to a maximum of 20% of the Class A common stock of the Company after conversion. The stock is redeemable at $10 per share for a 30-day period after the tenth anniversary of the issuance date (April, 1990 to September, 1991) at the option of the holder. Shares which are not redeemed during that time are automatically converted to Class A common stock on a one-for-one basis.

The following summarizes the amounts pertaining to the Class B nonvoting convertible stock as set forth in the balance sheets at March 31, 1999:

       Class B nonvoting convertible stock (no par value-authorized 100,000 shares, issued and outstanding 74,500 shares) at redemption or
         liquidation value                                                      $ 745,000
       Unamortized stock issuance costs                                           (14,042)
                                                                                ---------
                                                                                $ 730,958
                                                                                =========



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenues in the three months ended March 31, 1999 have decreased $295,641 compared to the same period in 1998. Income from direct financing leases decreased $188,898 and interest income decreased $78,539. This is primarily due to the sale of leases and repayments of notes receivable in 1998. Leases totalling $6,363,403 were sold or terminated in 1998 and repayments of notes receivable were $4,896,646 in 1998 with the proceeds used to pay off the line of credit and other debt. Investment in leases and notes receivable was $13,268,331 at March 31, 1998 and $4,769,947 at March 31, 1999.

The Company receives management, administrative, and acquisition fees from the TIFS. This revenue decreased $31,205 for the period compared to a year ago. TIF IX entered its liquidation phase on May 1, 1998 and, therefore, the management fee from TIF IX was discontinued. Administrative fees paid by TIF IX also decreased upon entering liquidation. Currently, the Company receives a fee equal to 5% of rental and note payments for TIF X. This amount decreased as the lease and note portfolio decreased in TIF X compared to a year ago. The Company receives management fees from TIF XI in the amount of 2% of rental and note payments. TIF XI also pays the Company an equipment acquisition fee equal to 5% of the equipment cost for new leases and notes receivable, which amounted to $79,545 in the first quarter of 1999.

Total expenses decreased $280,735 compared to a year ago, from $759,406 in the first quarter of 1998 to $478,671 in the first quarter of 1999. The Company currently pays its Parent $20,000 per month for management fees. Interest expense decreased $214,220 as a result of the Company terminating its line of credit agreement in 1998. Provision for possible losses decreased from $11,655 in the first quarter of 1998 to $5,764 for the same period of 1999 due to the smaller portfolio of leases and notes receivable. The Company's current reserves of $329,726 represent 6.9% of its portfolio. Other expenses include legal fees, accounting fees, depreciation and amortization, and other general and administrative costs. These costs decreased from $229,434 for the first quarter of 1998 to $187,054 for the same period of 1999, primarily due to the decreased lease volume, resulting in less credit and documentation expense, advertising expense, travel and related expenses, and data processing expenses.

The Company had a net loss of $43,175 for the first quarter of 1999, while comprehensive income was $306,613 for the same period. The difference of $349,788 is attributable to an unrealized gain on an available-for-sale security. This security is recorded on the balance sheet at market value, which increased $568,761 during the quarter. The unrealized gain of $349,788 above is net of estimated taxes of $218,973.

At March 31, 1999, sixteen customers were past due over 90 days. The contract balance remaining on these contracts was $341,743 at March 31, 1999. The Company's net investment in these contracts at March 31, 1999 was $280,106. One customer, Soil Recovery Services, has four contracts past due totalling $163,811. The Company's net investment in these four contracts was $123,468. When payments are past due more than 90 days, the Company discontinues recognizing income on the contracts.

The Company's portfolio of leases and notes receivable are concentrated in pay telephones, and office and computer equipment, representing approximately 59%, and 28%, respectively, of the portfolio at March 31, 1999. Two lessees account for approximately 47% of the Company's portfolio at March 31, 1999.

YEAR 2000 ISSUE: The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The costs of ensuring systems are compatible with the Year 2000 are not believed to be material. There are no non-information technology processes that the Company has identified which would affect its operations. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, and others, is ongoing. At present the Company does not contemplate that any specific charges will be incurred for this assessment or any other costs directly related to fixing Year 2000 issues, and if there are any related expenditures, does not expect them to be significant.

The Company is assessing the impact of the Year 2000 issue on information technology and non-information technology systems used by lessees. No lessee is contractually obligated to become Year 2000 compliant or to disclose their capabilities to the Company. The Company has not yet determined whether the Year 2000 issue has been addressed by all of its customers. The Company has contacted some of its customers and will continue to contact its customers in 1999. In a worst case scenario, the inability of lessees to be Year 2000 compliant could result in delayed or no payment of amounts due to the Company. The Company has no contingency plans at this time to alleviate this worst case scenario should it be encountered.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon debt financing to originate its leases and notes receivable. The Company had a $10 million revolving line-of-credit with Firstar Bank Milwaukee, N.A. with an expiration date of April 30, 1998, which was extended to June 30, 1998, at which time it was terminated. Management is currently attempting to establish a line of credit with another financial institution.

The Company has a note payable to the Parent, which is payable on demand. The note bears interest at 10.5 %. At March 31, 1999, the balance on this note payable was $525,000. The Company paid $200,000 on the note in March 1999. The Company will continue to pay off this note payable as cash is available.

From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. This type of financing permits the Company to plan for a specific return on a portion of its lease portfolio. At March 31, 1999, the Company had outstanding borrowings of $51,037 from various banks in fixed rate loan transactions.

The Company is currently sponsoring a limited partnership, Telecommunications Income Fund XI, L.P. ("TIF XI") for which the Company serves as general partner. TIF XI is offering a minimum of $1,200,000 and a maximum of $25,000,000 in units of limited partnership interest ("Units") in the partnership. As of April 27, 1999, 8,004 units ($8,004,000) were sold. The Company, as general partner, will originate leases and finance contracts for TIF XI. This will result in the Company realizing acquisition fees and management fees.

OUTLOOK

This Section and other portions of this Quarterly Report on Form 10-QSB contain statements relating to future results of the Company that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, changes in economic conditions, changes in interest rates, availability of lease business to the Company, changes in personnel, regulation of the telecommunications industry, and the success or failure of the Company's customers as well as other risks and uncertainties. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as the TIFS. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. Sources for obtaining capital include the sale of existing leases owned by the Company, obtaining new capital from the Company's Parent, and obtaining a line of credit agreement. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of leases cannot be found, interest rates increase, the Company's Parent has no funds available to it, the Company is unable to secure a line of credit, or the Company fails to operate effectively in 1999.

The Company's current business plan includes the Company's sponsorship of TIF XI, for which the Company serves as general partner. The Company registered interests in TIF XI under the Securities Act of 1933 and is offering those interests publicly. The maximum offering amount for TIF XI is $25,000,000. The Company, as general partner, will originate leases and finance contracts for TIF XI, resulting in the Company realizing acquisition fees and management fees. The Company may not be able to rely upon the availability of TIF XI's maximum offering amount to originate leases. TIF XI could not reach the maximum offering amount due to several factors, including the lack of investor interest. If the public offering is not successful at the maximum offering amount, the Company would not be able to originate more leases for TIF XI, and would not realize more revenue from management fees and acquisition fees. Management anticipates that the Company's long term success and profitability is highly dependent upon the successful offering of TIF XI.

The best-efforts public offering of TIF XI is in process and through April 27, 1999, approximately $8,004,000 has been raised out of the maximum offering amount of $25,000,000. The offering must terminate in December, 1999. No assurance can be provided that the maximum offering amount will be raised or that the Company will be profitable upon completion of the offering.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
           None.

ITEM 2. CHANGES IN SECURITIES
           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.

ITEM 5. OTHER INFORMATION
           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           a.  Exhibits - None
           b. No reports on Form 8-K were filed for the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                                  (Registrant)



Date:    5/11/1999                         /s/ Ronald O. Brendengen
                                           -------------------------------------
                                           Ronald O. Brendengen, Chief Financial
                                           Officer, Treasurer



Date:    5/11/1999                         /s/ Daniel P. Wegmann
                                           -------------------------------------
                                           Daniel P. Wegmann, Controller