Form 10QSB
period 1999-06-30
BERTHEL FISHER & CO LEASING INC
filed 1999-08-12
CIK 1002918

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


                        Commission file number 33-98346C
                                               ---------

                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Iowa                                     42-1312639
   ---------------------------------            -------------------------------
      (State or other jurisdiction             (IRS Employer Identification No.)
   of incorporation or organization)

                 100 Second Street SE    Cedar Rapids, IA 52401
                 ----------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 453,154 shares of Class A common stock as of August 3, 1999.

Transitional Small Business Disclosure Format (Check one):  Yes      No   X
                                                                ---      ---

                     BERTHEL FISHER & COMPANY LEASING, INC.


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

           Balance Sheet - June 30, 1999                                     3

           Statements of Operations and Comprehensive Income (Loss) -
              three months ended June 30, 1999 and June 30, 1998             4

           Statements of Operations and Comprehensive Income (Loss) -
              six months ended June 30, 1999 and June 30, 1998               5

           Statements of Cash Flows - six months ended June 30, 1999
              and June 30, 1998                                              6

           Notes to Financial Statements                                     8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities                                               15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15


Signatures                                                                   16

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 1999

ASSETS:
      Cash and cash equivalents                                                         $        368,049
      Notes receivable                                                                         2,758,937
      Net investment in direct financing leases (Note 3)                                       1,684,144
      Allowance for possible loan and lease losses (Note 4)                                     (282,518)
                                                                                        ----------------
      Notes receivable and direct financing leases, net                                        4,160,563
      Equipment under operating lease, less accumulated depreciation of $77,842                  115,273
      Due from affiliates                                                                        112,342
      Receivable from Parent under tax allocation agreement                                      995,414
      Investments in:
          Limited partnerships                                                                    39,091
          Not readily marketable securities, at cost                                             238,784
          Available for sale security, at fair value                                           1,363,920
      Furniture and equipment, less accumulated depreciation of $172,299                         103,410
      Deferred costs, less accumulated amortization of $600,276                                  256,012
      Other assets                                                                               133,178
                                                                                        ----------------

TOTAL                                                                                   $      7,886,036
                                                                                        ================
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES:
      Demand note payable to Parent                                                     $        525,000
      Trade accounts payable                                                                      45,714
      Due to affiliates                                                                          116,583
      Accrued expenses                                                                            80,874
      Lease security deposits                                                                    122,957
      Deferred income taxes                                                                      195,822
      Notes payable (Note 5)                                                                      51,998
      Subordinated notes payable (Note 5)                                                      2,998,126
      Subordinated debenture payable to parent (Note 5)                                        2,000,000
                                                                                        ----------------
          Total Liabilities                                                                    6,137,074
                                                                                        ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 7)                                          732,964
                                                                                        ----------------

STOCKHOLDERS' EQUITY:
      Series A preferred stock, no par value-authorized 125,000 shares, issued and outstanding 125,000 shares ($1,750,000 liquidation value,
          convertible into 109,375 shares of Class A common stock) (Note 8)                    1,621,422
      Class A common stock, no par value-authorized 1,000,000 shares,
          issued and outstanding 453,154 shares                                                  878,703
      Common stock warrants                                                                        6,002
      Accumulated deficit                                                                     (1,819,643)
      Accumulated other comprehensive income, net of tax effect                                  329,514
                                                                                        ----------------
          Total stockholders' equity                                                           1,015,998
                                                                                        ----------------

TOTAL                                                                                   $      7,886,036
                                                                                        ================

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                              Three Months Ending
                                                                                     June 30
                                                                           1999                  1998
                                                                           ----                  ----
REVENUE:
      Income from direct financing leases                            $      43,859           $     271,517
      Management fees from affiliates                                      227,945                 229,058
      Interest income                                                      109,065                 159,330
      Gain (loss) on early terminations                                    (31,040)                217,149
      Other revenues                                                        26,566                  30,469
                                                                     -------------           -------------
      Total revenues                                                       376,395                 907,523
                                                                     -------------           -------------

EXPENSES:
      Employment compensation and benefits                                 112,935                 100,143
      Management fees to affiliates                                         60,000                  62,500
      Interest expense                                                     141,868                 324,150
      Provision for possible loan and lease losses                         103,966                 243,393
      Other expenses                                                       172,904                 222,362
                                                                     -------------           -------------
      Total expenses                                                       591,673                 952,548
                                                                     -------------           -------------

Loss before income taxes                                                  (215,278)                (45,025)
Income tax credit                                                          (82,882)                (10,423)
                                                                     -------------           -------------

Net loss                                                                  (132,396)                (34,602)

Comprehensive income (loss):
      Unrealized gain (loss) on available for
          sale security, net of tax                                       (328,230)                 62,699
                                                                     -------------           -------------

Comprehensive income (loss)                                          $    (460,626)          $      28,097
                                                                     =============           =============

Loss per common share calculation:
     Net loss                                                        $    (132,396)           $    (34,602)
     Dividends on convertible preferred stock  (Note 8)                    (34,904)                (34,904)
                                                                     -------------           -------------
     Net loss attributable to Class A stock                          $    (167,300)           $    (69,506)
                                                                     =============           =============

     Basic                                                           $        (.37)           $       (.17)
                                                                     =============           =============

     Fully Diluted                                                   $        (.37)           $       (.17)
                                                                     =============           =============

Weighted average common shares outstanding                                 453,051                 419,932

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                Six Months Ending
                                                                                     June 30
                                                                           1999                  1998
                                                                           ----                  ----
REVENUE:
      Income from direct financing leases                            $      95,666        $      512,222
      Management fees from affiliates                                      426,461               458,779
      Interest income                                                      235,812               364,616
      Gain/(loss) on early terminations                                    (15,409)              227,828
      Other revenues                                                        45,973                51,827
                                                                     -------------        --------------
      Total revenues                                                       788,503             1,615,272
                                                                     -------------        --------------

EXPENSES:
      Employment compensation and benefits                                 190,336               193,288
      Management fees to affiliates                                        120,000               125,000
      Interest expense                                                     290,320               686,822
      Provision for possible loan and lease losses                         109,730               255,048
      Other expenses                                                       359,958               451,796
                                                                     -------------        --------------
      Total expenses                                                     1,070,344             1,711,954
                                                                     -------------        --------------

Loss before income taxes                                                  (281,841)              (96,682)
Income tax credit                                                         (106,270)              (27,986)
                                                                     -------------          ------------

Net loss                                                                  (175,571)              (68,696)

Comprehensive income:
      Unrealized gain on available for
          sale security, net of tax                                         21,558               108,298
                                                                     -------------          ------------

Comprehensive income (loss)                                          $    (154,013)       $       39,602
                                                                     =============        ==============

Loss per common share calculation:
     Net loss                                                        $    (175,571)       $      (68,698)
     Dividends on convertible preferred stock  (Note 8)                    (69,424)              (69,425)
                                                                     -------------        --------------
     Net loss attributable to Class A stock                          $    (244,995)       $     (138,123)
                                                                     =============        ==============

     Basic                                                           $        (.54)       $        (.34)
                                                                     =============        ==============

     Fully Diluted                                                   $        (.54)       $        (.34)
                                                                     =============        ==============

Weighted average common shares outstanding                                 452,791               411,960

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                    JUNE 30, 1999            JUNE 30, 1998
                                                                    --------------------------------------
OPERATING ACTIVITIES
Net Loss                                                          $       (175,571)       $        (68,696)
Adjustments to reconcile to net cash
  from operating activities:
     Loss/(gain) on early termination of leases and notes                   15,409                (227,828)
     Depreciation of furniture and equipment                                38,007                  40,670
     Amortization                                                           93,336                  88,272
     Provision for possible loan and lease losses                          109,730                 255,049
Changes in operating assets and liabilities:
     Due from affiliates                                                   (34,952)                  6,605
     Receivable from parent under tax allocation agreement                 (107,679)               (28,733)
     Other assets                                                          122,442                 (98,210)
     Outstanding checks in excess of bank balance                         (424,053)
     Trade accounts payable                                                (56,039)                 24,885
     Due to affiliates                                                      (4,867)                 (3,008)
     Accrued expenses                                                         (192)                (38,244)
                                                                  ----------------        ----------------
Net cash from operating activities                                        (424,429)                (49,238)
                                                                  ----------------        ----------------

INVESTING ACTIVITIES
Purchases of equipment for direct financing leases                        (125,164)               (876,481)
Repayments of direct financing leases                                      184,424                 773,819
Proceeds from sale or early termination of
     direct financing leases                                                82,902                 304,723
Repayments of notes receivable                                             243,015                 553,854
Proceeds from early termination of notes receivable                             -0-              1,942,404
Net lease security deposits repaid                                         (15,834)                (51,892)
Purchases of furniture and equipment                                          (735)                 (9,191)
Proceeds from sale of furniture and equipment                                1,350                      -0-
                                                                  ----------------        ----------------
Net cash from investing activities                                         369,958               2,637,236
                                                                  ----------------        ----------------

(Continued)

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)

FINANCING ACTIVITIES
Proceeds from exercise of stock warrants                          $          8,400        $        583,548
Net repayments of line of credit                                                -0-             (2,180,551)
Net repayments of notes payable                                           (213,144)               (271,699)
Dividends on Series A preferred stock                                      (69,808)                     -0-
                                                                  ----------------        ----------------
Net cash from financing activities                                        (274,552)             (1,868,702)
                                                                  ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                      (329,023)                719,296
Cash and cash equivalents at beginning of period                           697,072                (126,982)
                                                                  ----------------        ----------------
Cash and cash equivalents at end of period                        $        368,049        $        592,314
                                                                  ================        ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                              292,775        $        380,826
Non-cash investing and financing activities:
     Amortization of Class B nonvoting convertible
         stock issuance costs                                                4,012                   4,012
     Change in unrealized gain on security, net of tax                      21,558                 108,298
     Note receivable converted to investment in
         not readily marketable security                                       -0-                  25,400

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998.

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

3.  NET INVESTMENT IN DIRECT FINANCING LEASES
The Company's net investment in direct financing leases at June 30, 1999 consists of:

              Minimum lease payments receivable            $         1,843,582
              Estimated unguaranteed residual values                   132,430
              Unamortized initial direct costs                          10,110
              Unearned income                                         (301,978)
                                                           -------------------
                                                           $         1,684,144
                                                           ===================

4.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
The change in the allowance for possible loan and lease losses for the six months ended June 30, 1999 is as follows:

              Balance at December 31, 1998                 $           329,674
              Provision                                                109,730
              Charge-offs                                             (188,270)
              Recoveries                                                31,384
                                                           -------------------
              Balance at June 30, 1999                     $           282,518
                                                           ===================

                     BERTHEL FISHER & COMPANY LEASING, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

5. CREDIT ARRANGEMENTS Notes payable at June 30, 1999 consists of:

     Installment loan agreements with banks, 9% to 10.5%, maturing through
         2000 with subjective acceleration clauses, collateralized by net investment in certain direct financing leases, certain
         agreements are also guaranteed by the Company's Parent  $      47,388
     Capital lease obligations, 5.37%, due through 2000                  4,610
                                                                 -------------
     Notes payable                                               $      51,998
                                                                 =============

Subordinated debt consists of the following:

     Uncollateralized subordinated debenture payable to
            Parent, floating interest rate, maturing in 2005 $ 2,000,000 Uncollateralized subordinated notes payable, 9.5%
            to 10%, maturing in 2001 and 2004                        2,998,126
                                                                 -------------
     Total subordinated debt                                     $   4,998,126
                                                                 =============

6.     COMMITMENTS AND CONTINGENCIES
The Company is contingently liable for all debts of TIF IX, X and XI as the general partner.

The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF X. The line-of-credit agreement allows TIF X to borrow the lesser of $4 million or 40% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $2,415,670 at June 30, 1999. The agreement matures on June 30, 2000, is cancelable by the lender after giving a 90-day notice, and is collateralized by substantially all assets of TIF X. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF XI. The line-of-credit agreement allows TIF XI to borrow the lesser of $2 million or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $304,609 at June 30, 1999. The agreement matures on June 30, 2000, is cancelable by the lender after giving a 90-day notice, and is collateralized by substantially all assets of TIF XI. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

7.     REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK
The Company's Redeemable Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B nonvoting convertible is convertible on a one-for-one basis up to a maximum of 20% of the Class A common stock of the Company after conversion. The stock is redeemable at $10 per share for a

                     BERTHEL FISHER & COMPANY LEASING, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

30-day period after the tenth anniversary of the issuance date (April, 1990 to September, 1991) at the option of the holder. Shares which are not redeemed during that time are automatically converted to Class A common stock on a one-for-one basis.

The following summarizes the amounts pertaining to the Class B nonvoting convertible stock as set forth in the balance sheets at June 30, 1999:

       Class B nonvoting convertible stock (no par value-authorized 100,000 shares, issued and outstanding 74,500 shares) at
         redemption or liquidation value                          $     745,000
       Unamortized stock issuance costs                                 (12,036)
                                                                  -------------
                                                                  $     732,964
                                                                  =============

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

The Company issued, in connection with the Series A preferred stock offering, common stock warrants expiring on April 30, 1999. During the second quarter of 1999, 625 warrants were exercised at $14.00 per share and $8,750 ($8,400 net of issuance costs) of common stock was issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenues in the six months ended June 30, 1999 have decreased $826,769 compared to the same period in 1998. Income from direct financing leases decreased $416,556 and interest income decreased $128,804. This is primarily due to the sale of leases and repayments of notes receivable in 1998. Leases totalling $6,363,403 were sold or terminated in 1998 and repayments of notes receivable were $4,896,646 in 1998 with the proceeds used to pay off the line of credit and other debt. The sale and termination of leases in 1998 also resulted in gains on early lease terminations of $227,828 for the first six months of 1998. Investment in leases and notes receivable was $11,408,641 at June 30, 1998 and $4,443,081 at June 30, 1999.

The Company receives management, administrative, and acquisition fees from the TIFS. This revenue decreased $32,318 for the six months ended June 30, 1999 compared to a year ago. For the second quarter, this revenue decreased $1,113 from $229,058 in 1998 to $227,945 in 1999. TIF IX entered its liquidation phase on May 1, 1998 and, therefore, the management fee from TIF IX was discontinued. Administrative fees paid by TIF IX also decreased upon entering liquidation. Currently, the Company receives a fee equal to 5% of gross rental and note payments for TIF X and 2% of gross rental and note payments for TIF XI. TIF XI also pays the Company an equipment acquisition fee equal to 5% of the equipment cost for new leases and notes receivable, which amounted to $116,394 for the second quarter of 1999 and $195,939 for the first six months.

TIF X will enter its liquidation phase on December 31, 1999 at which time management fees paid to the Company from TIF X will cease. Also, TIF XI's offering period for the sale of its partnership units is scheduled to close on December 31, 1999. Therefore, the raising of equity capital, which TIF XI uses to fund new leases, will cease. The Company earns acquisition fees from TIF XI as new leases are funded. The acquisition fees are paid throughout the operating phase of TIF XI. However, this revenue may decrease as fewer new leases are apt to be funded after the offering phase is complete. The Company earned management fees from TIF X of $100,413 and acquisition fees from TIF XI of $195,939 for the six months ended June 30, 1999. The loss of this revenue can be offset, to a certain extent, through management fees from TIF XI, by increasing TIF XI's lease portfolio through it's own anticipated working capital, and leveraging opportunities by increasing and utilizing TIF XI's line of credit. No assurance can be given that the Company, acting in its capacity as general partner for TIF XI, can significantly increase TIF XI's lease portfolio.

Total expenses decreased $360,875 in the second quarter, from $952,548 in 1998 to $591,673 in 1999. For the first six months, total expenses decreased $641,610, from $1,711,954 in 1998 to $1,070,344 in 1999. As a result of the
Company terminating its line of credit agreement in 1998, interest expense has decreased from $686,822 for the six months ended June 30, 1998 to $290,320 for the same period of 1999. The provision for possible loan and lease losses decreased $145,318 for the first six months of 1999 compared to year ago. This decrease is due to a smaller portfolio of direct financing leases and notes receivable. The Company's reserves of $282,518 at June 30, 1999 represent 6.4% of the lease and note portfolio. Other expenses include legal fees, accounting fees, depreciation and amortization, and other general and administrative costs. These expenses have decreased from $451,796 for the six-month period of 1998 to $359,958 for the same period of 1999, primarily due to the decreased lease and note portfolio.

The Company had a net loss of $132,396 for the second quarter of 1999, and a comprehensive loss of $460,626. The comprehensive loss is due to the unrealized loss on an available-for-sale security. This security is recorded on the balance sheet at market value and decreased in value (net of the estimated tax effect) $328,230 during the quarter. For the first six months of 1999, the Company's net loss is $175,571 and the comprehensive loss is $154,013. The available-for-sale security has an unrealized gain of $21,558 (net of taxes) for the six-month period. This security is carried on the balance sheet at fair value, which was $1,363,920 at June 30, 1999. Following the end of the quarter, the security has recovered some value and as of August 3, 1999, the fair value was $1,601,124.

At June 30, 1999, four customers were past due over 90 days. The contract balance remaining on these past due contracts was $1,668,028 at June 30, 1999. The Company's net investment in these contracts was $1,540,590 at June 30, 1999. One customer has two contracts that are past due with a total balance remaining on the two contracts of $1,489,101 and a total net investment of $1,403,504. This customer is in the process of negotiating financing with a major lending institution, and as such, the Company has not established reserves for this particular customer as of June 30, 1999. When payments are past due more than 90 days, the Company discontinues recognizing income on the contracts.

The Company's portfolio of leases and notes receivable are concentrated in pay telephones, and office and computer equipment, representing approximately 61% and 29%, respectively, of the portfolio at June 30, 1999. Three lessees account for approximately 74% of the Company's portfolio at June 30, 1999. One of those customers is past due over 90 days and has a contract balance remaining of $1,489,101, as mentioned above. This customer represents approximately 44% of the Company's portfolio at June 30, 1999. Another customer, a related party to the past due customer above, represents approximately 20% of the portfolio at June 30, 1999.

YEAR 2000 ISSUE

The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The costs of ensuring systems are compatible with the Year 2000 are not believed to be material. There are no non-information technology processes that the Company has identified which would affect its operations. An assessment of the readiness of external entities which it interfaces with, such as vendors, customers, and others, is ongoing. At present the Company does not contemplate that any specific charges will be incurred for this assessment or any other costs directly related to fixing Year 2000 issues, and if there are any related expenditures, does not expect them to be significant.

The Company is assessing the impact of the Year 2000 issue on information technology and non-information technology systems used by lessees. No lessee is contractually obligated to become Year 2000 compliant or to disclose their capabilities to the Company. The Company has not yet determined whether the Year 2000 issue has been addressed by all of its customers. The Company has contacted some of its customers and will continue to contact its customers in 1999. In a worst case scenario, the inability of lessees to by Year 2000 compliant could result in delayed or no payment of amounts due to the Company. The Company has no contingency plans at this time to alleviate this worst case scenario should it be encountered.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon debt financing to originate its leases and notes receivable. The Company had a $10 million revolving line of credit with Firstar Bank Milwaukee, N.A. with an expiration date of April 30, 1998, which was extended to June 30, 1998, at which time it was terminated. Management is currently attempting to establish a line of credit with another financial institution.

From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. This type of financing permits the Company to plan for a specific return on a portion of its lease portfolio. At June 30, 1999, the Company had outstanding borrowings of $47,388 from various banks in fixed rate loan transactions.

Approximately $460,000 of the Company's redeemable class B stock will be subject to redemption, at the shareholder's option, in the second quarter of 2000. Also, for the six months ended June 30, 1999, the Company used $424,429 in cash to fund operating activities. This use of cash, however, is due to a reduction in the liability of checks issued in excess of bank balance at December 31, 1998 of $424,053. Accounting treatment does not allow for an offset between two accounts at different financial institutions, which had the effect of reporting greater available cash and total liabilities at December 31, 1998. The Company currently has a demand note payable from its Parent in the amount of $525,000. Management expects to be able to borrow, including loans from the Parent, to meet its liquidity needs for at least the next twelve months.

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

The Company's current business plan includes the Company's sponsorship of TIF XI, for which the Company serves as general partner. The Company registered interests in TIF XI under the Securities Act of 1933 and is offering those interests publicly. The maximum offering amount for TIF XI is $25,000,000. The Company, as general partner, will originate leases and finance contracts for TIF XI, resulting in the Company realizing acquisition fees and management fees. The Company may not be able to rely upon the availability of TIF XI's maximum offering amount to originate leases. TIF XI could not reach the maximum offering amount due to several factors, including lack of investor interest. If the public offering is not successful at the maximum offering amount, the Company would not be able to originate more leases for TIF XI, and would not realize more revenue from management fees and acquisition fees. Management anticipates that the Company's long term success and profitability is highly dependent upon the successful offering of TIF XI.

The best-efforts public offering of TIF XI is in process and through July 30, 1999, $9,887,000 has been raised out of a maximum offering amount of $25,000,000. The offering must terminate in December, 1999. No assurance can be provided that the maximum offering amount will be raised or that the Company will be profitable upon completion of the offering.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
In December 1998, the Company, TIF IX, TIF X, North American Communications Group ("NACG"), and others filed a suit against Shelby County, Tennessee ("County"). The County removed that suit from Tennessee State Court to Federal Court. The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County has filed an answer and discovery is proceeding. The Company has hired an expert to review specific information concerning this lawsuit. Once that examination is finalized, the Company can then make a determination of how to proceed.


ITEM 2. CHANGES IN SECURITIES
None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None


ITEM 5. OTHER INFORMATION
None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        a.  Exhibits - None
        b. No reports on form 8-K were filed for the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
                                  (Registrant)



Date:    August 9, 1999                /s/ Ronald O. Brendengen
         --------------                -----------------------------------------
                                       Ronald O. Brendengen, Chief Financial
                                       Officer, Treasurer



Date:    August 9, 1999                /s/ Daniel P. Wegmann
         --------------                -----------------------------------------
                                       Daniel P. Wegmann, Controller