Form 10QSB
period 1999-09-30
BERTHEL FISHER & CO LEASING INC
filed 1999-11-12
CIK 1002918

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


                        Commission file number 33-98346C
                                               ---------

                     BERTHEL FISHER & COMPANY LEASING, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Iowa                                         42-1312639
--------------------------------               ------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

                   100 Second Street SE Cedar Rapids, IA 52401
                   -------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 453,154 shares of Class A common stock as of November 10, 1999.

Transitional Small Business Disclosure Format (Check one): Yes      No   X
                                                               ---      ---

                     BERTHEL FISHER & COMPANY LEASING, INC.

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

               Balance Sheet - September 30, 1999                                       3

               Statements of Operations and Comprehensive Income (Loss) Three
               months ended September 30, 1999 and three months ended
               September 30, 1998                                                       4

               Statements of Operations and Comprehensive Income (Loss) Nine
               months ended September 30, 1999 and nine months ended
               September 30, 1998                                                       5

               Statements of Cash Flows - nine months ended September 30, 1999
               and nine months ended September 30, 1998                                 6

               Notes to Financial Statements                                            7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                               10


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                       14

Item 2.        Changes in Securities                                                   14

Item 3.        Defaults Upon Senior Securities                                         14

Item 4.        Submission of Matters to a Vote of Security Holders                     14

Item 5.        Other Information                                                       14

Item 6.        Exhibits and Reports on Form 8-K                                        14


Signatures                                                                             15


                     BERTHEL FISHER & COMPANY LEASING, INC.
                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 1999

ASSETS:
      Cash and cash equivalents                                                   $   914,073
      Notes receivable                                                              2,308,721
      Net investment in direct financing leases (Note 3)                            1,546,211
      Allowance for possible loan and lease losses (Note 4)                          (325,161)
                                                                                  -----------
      Notes receivable and direct financing leases, net                             3,529,771
      Equipment under operating lease, less accumulated depreciation of $85,626       107,489
      Due from affiliates                                                             237,128
      Receivable from Parent under tax allocation agreement                           995,479
      Investments in:
          Limited partnerships                                                         49,477
          Not readily marketable securities, at cost                                  238,784
          Available-for-sale security, at fair value                                1,393,831
      Furniture and equipment, less accumulated depreciation of $155,319               90,439
      Deferred costs, less accumulated amortization of $644,397                       211,891
      Other assets                                                                    121,861
                                                                                  -----------
TOTAL                                                                             $ 7,890,223
                                                                                  ===========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
Liabilities:
      Demand note payable to Parent                                               $   525,000
      Trade accounts payable                                                           25,930
      Due to affiliates                                                               117,514
      Accrued expenses                                                                144,052
      Lease security deposits                                                         123,418
      Deferred income taxes                                                           195,822
      Notes payable (Note 5)                                                           46,530
      Subordinated notes payable (Note 5)                                           2,998,386
      Subordinated debenture payable to Parent (Note 5)                             2,000,000
                                                                                  -----------
          Total Liabilities                                                         6,176,652
                                                                                  -----------

Commitments and Contingencies (Note 6)
Redeemable Class B nonvoting convertible stock (Note 7)                               734,970
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

      Class A common stock, no par value-authorized 1,000,000 shares,
          issued and outstanding 453,154 shares                                       878,703
      Common stock warrants                                                             6,002
      Accumulated deficit                                                          (1,875,435)
      Accumulated other comprehensive income, net of tax effect                       347,909
                                                                                  -----------
          Total stockholders' equity                                                  978,601
                                                                                  -----------
TOTAL                                                                             $ 7,890,223
                                                                                  ===========


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDING
                                                                SEPTEMBER 30
                                                              1999         1998
                                                           ----------------------
REVENUE:
      Income from direct financing leases                  $  25,748    $ 177,707
      Management fees from affiliates                        320,802      135,877
      Interest income                                        117,524      152,501
      Gain on early terminations                               1,718       82,243
      Other revenues                                          55,984       19,741
                                                           ---------    ---------

Total revenues                                               521,776      568,069
                                                           ---------    ---------

EXPENSES:
      Employment compensation and benefits                   173,288      104,448
      Management fees to affiliates                           60,000       61,666
      Interest expense                                       142,038      299,870
      Provision for possible loan and lease losses            15,340        3,048
      Other expenses                                         157,773      212,470
                                                           ---------    ---------

Total expenses                                               548,439      681,502
                                                           ---------    ---------

Loss before income taxes                                     (26,663)    (113,433)
Income tax credit                                             (8,165)     (43,453)
                                                           ---------    ---------

Net loss                                                     (18,498)     (69,980)

Comprehensive income (loss):
      Unrealized gain (loss) on available-for-
          sale security, net of tax                           18,395      (14,227)
                                                           ---------    ---------

Comprehensive loss                                         $    (103)   $ (84,207)
                                                           =========    =========

Loss per common share calculation:
      Net loss                                             $ (18,498)   $ (69,980)
      Dividends on convertible preferred stock  (Note 8)     (35,288)     (35,286)
                                                           ---------    ---------
      Net loss attributable to Class A stock               $ (53,786)   $(105,266)
                                                           =========    =========

      Basic                                                $    (.12)   $    (.23)
                                                           =========    =========

      Fully Diluted                                        $    (.12)   $    (.23)
                                                           =========    =========

Weighted average common shares outstanding                   453,154      452,529


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                              NINE MONTHS ENDING
                                                                 SEPTEMBER 30
                                                             1999           1998
                                                          --------------------------
REVENUE:
      Income from direct financing leases                 $   121,414    $   689,929
      Management fees from affiliates                         747,263        594,656
      Interest income                                         353,336        517,117
      Gain/(loss) on early terminations                       (13,691)       310,071
      Other revenues                                          101,957         71,568
                                                          -----------    -----------

Total revenues                                              1,310,279      2,183,341
                                                          -----------    -----------

EXPENSES:
      Employment compensation and benefits                    363,624        297,736
      Management fees to affiliates                           180,000        186,666
      Interest expense                                        432,358        986,692
      Provision for possible loan and lease losses            125,070        258,096
      Other expenses                                          517,731        664,266
                                                          -----------    -----------

Total expenses                                              1,618,783      2,393,456
                                                          -----------    -----------

Loss before income taxes                                     (308,504)      (210,115)
Income tax credit                                            (114,435)       (71,439)
                                                          -----------    -----------

Net loss                                                     (194,069)      (138,676)

Comprehensive income:
      Unrealized gain on available-for-
          sale security, net of tax                            39,953         94,071
                                                          -----------    -----------

Comprehensive loss                                        $  (154,116)   $   (44,605)
                                                          ===========    ===========

Loss per common share calculation:
     Net loss                                             $  (194,069)   $  (138,676)
     Dividends on convertible preferred stock (Note 8)       (104,712)      (104,713)
                                                          -----------    -----------
     Net loss attributable to Class A stock               $  (298,781)   $  (243,389)
                                                          ===========    ===========

     Basic                                                $      (.66)   $      (.57)
                                                          ===========    ===========

     Fully Diluted                                        $      (.66)   $      (.57)
                                                          ===========    ===========

Weighted average common shares outstanding                    452,914        425,632


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                           1999           1998
                                                                     ------------------------------
OPERATING ACTIVITIES
Net Loss                                                               $  (194,069)   $  (138,676)
Adjustments to reconcile to net cash from operating activities:
   Loss/(gain) on early termination of leases and notes                     13,691       (310,071)
   Depreciation of furniture and equipment                                  54,061         61,004
   Amortization                                                            144,266        132,408
   Provision for possible loan and lease losses                            125,070        258,096
Changes in operating assets and liabilities:
   Due from affiliates                                                    (159,738)      (207,615)
   Receivable from parent under tax allocation agreement                  (129,644)       (23,914)
   Other assets                                                            138,958         44,186
   Outstanding checks in excess of bank balance                           (424,053)           -0-
   Trade accounts payable                                                  (75,823)         8,187
   Due to affiliates                                                        (3,935)     1,467,179
   Accrued expenses                                                         62,602        (74,992)
                                                                       -----------    -----------
Net cash from operating activities                                        (448,614)     1,215,792
                                                                       -----------    -----------

INVESTING ACTIVITIES
Purchases of equipment for direct financing leases                        (167,728)    (1,639,416)
Repayments of direct financing leases                                      346,727      3,823,978
Proceeds from sale or early termination of direct financing leases         122,749      1,852,958
Purchase of Safeguard notes                                                    -0-       (983,984)
Repayments of notes receivable                                             398,882      1,612,633
Proceeds from early termination of notes receivable                        294,349      2,352,999
Net lease security deposits repaid                                         (15,373)      (203,201)
Purchases of furniture and equipment                                          (735)       (12,281)
Proceeds from sale of furniture and equipment                                1,669            -0-
                                                                       -----------    -----------
Net cash from investing activities                                         980,540      6,803,686
                                                                       -----------    -----------

FINANCING ACTIVITIES
Proceeds from exercise of stock warrants                                     8,400        583,548
Net repayments of line of credit                                               -0-     (6,761,493)
Net repayments of notes payable                                           (218,612)    (1,431,962)
Dividends on Series A preferred stock                                     (104,713)           -0-
                                                                       -----------    -----------
Net cash from financing activities                                        (314,925)    (7,609,907)
                                                                       -----------    -----------

Net increase in cash and cash equivalents                                  217,001        409,571
Cash and cash equivalents at beginning of period                           697,072       (126,982)
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $   914,073    $   282,589
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES:
Interest paid                                                          $   434,813    $   472,126
Noncash investing and financing activities:
  Amortization of Class B nonvoting convertible stock issuance costs         6,018          6,018
  Change in unrealized gain on security, net of tax                         39,953         94,071
  Note converted to investment in not readily marketable security              -0-         25,400
  Crescent note exchanged for Digital notes                                    -0-        989,893


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998.

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

3.  NET INVESTMENT IN DIRECT FINANCING LEASES

The Company's net investment in direct financing leases at September 30, 1999 consists of:


              Minimum lease payments receivable            $   1,687,149
              Estimated unguaranteed residual values             131,232
              Unamortized initial direct costs                     8,645
              Unearned income                                  (280,815)
                                                           -------------
              Net investment in direct financing leases    $   1,546,211
                                                           =============


4.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
The change in the allowance for possible loan and lease losses for the nine months ended September 30, 1999 is as follows:


              Balance at December 31, 1998         $     329,674
              Provision                                  125,070
              Charge-offs                              (190,215)
              Recovery                                    60,632
                                                   -------------
              Balance at September 30, 1999        $     325,161
                                                   =============

                     BERTHEL FISHER & COMPANY LEASING, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

5.  CREDIT ARRANGEMENTS
Notes payable at September 30, 1999 consists of:


       Installment loan agreements with banks, 9% to 10.5%, maturing through
           2000 with subjective acceleration clauses, collateralized by net investment in certain direct financing leases, certain agreements are
           also guaranteed by the Company's Parent                                 $  43,367
       Capital lease obligations, 5.37%, due through 2000                              3,163
                                                                                   ---------
       Notes payable                                                               $  46,530
                                                                                   =========


Subordinated debt at September 30, 1999 consists of the following:


       Uncollateralized subordinated debenture payable to
           Parent, floating interest rate, maturing in 2005    $   2,000,000
       Uncollateralized subordinated notes payable, 9.5%
           to 10%, maturing in 2001 and 2004                       2,998,386
                                                               -------------
       Total subordinated debt                                 $   4,998,386
                                                               =============


6.  COMMITMENTS AND CONTINGENCIES
The Company is contingently liable for all debts of TIF IX, X, and XI as the general partner.

The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF X. The line-of-credit agreement allows TIF X to borrow the lesser of $4 million or 40% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $2,971,062 at September 30, 1999. The agreement matures on June 30, 2000, is cancelable by the lender after giving a 90-day notice, and is collateralized by substantially all assets of TIF X. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF XI. As of September 30, 1999, the line-of-credit agreement allowed TIF XI to borrow the lesser of $2 million or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $1,897,482 at September 30, 1999. On October 26,1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts), and extend the maturity from June 30, 2000 to June 30, 2002. The agreement is cancelable by the lender after giving a 90-day notice, and is collateralized by substantially all assets of TIF
XI. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

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

The following summarizes the amounts pertaining to the Class B nonvoting convertible stock as set forth in the balance sheet at September 30, 1999:


       Class B nonvoting convertible stock (no par value-authorized 100,000 shares, issued and outstanding 74,500 shares) at redemption or
         liquidation value                                                       $ 745,000
       Unamortized stock issuance costs                                            (10,030)
                                                                                 ---------
                                                                                 $ 734,970
                                                                                 =========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenues in the nine months ended September 30, 1999 have decreased $873,062 compared to the same period in 1998. Income from direct financing leases decreased $568,515 and interest income decreased $163,781. This is primarily due to the sale of leases and repayments of notes receivable in 1998. Leases totalling $6,363,403 were sold or terminated in 1998 and repayments of notes receivable were $4,896,646 in 1998 with the proceeds used to pay off the line of credit and other debt. The sale and termination of leases in 1998 also resulted in gains on early lease terminations of $310,071 for the first nine months of 1998. Investment in leases and notes receivable was $5,134,770 at September 30, 1998 and $3,854,932 at September 30, 1999.

The Company receives management, administrative, and acquisition fees from the TIFS. This revenue increased $152,607 for the nine months ended September 30, 1999 compared to the same period a year ago. For the third quarter, this revenue increased $184,925 from $135,877 in 1998 to $320,802 in 1999. This revenue increase is due to acquisition fees received from TIF XI, which are equal to 5% of the equipment cost for new leases and notes receivable. For the quarter ending September 30, 1999, acquisition fees received from TIF XI were $184,613.

TIF IX entered its liquidation phase on May 1, 1998 and, therefore, the management fee from TIF IX was discontinued. Currently, the Company receives a management fee equal to 5% of gross rental and note payments for TIF X and 2% of gross rental and note payments for TIF XI.

TIF X will enter its liquidation phase on December 31, 1999 at which time management fees paid to the Company from TIF X will cease. Also, TIF XI's offering period for the sale of its partnership units is scheduled to close on December 23, 1999. Therefore, the raising of equity capital, which TIF XI uses to fund new leases, will cease. The Company earns acquisition fees from TIF XI as new leases are funded. The acquisition fees are paid throughout the operating phase of TIF XI. However, this revenue may decrease as fewer new leases are apt to be funded after the offering phase is complete. The Company earned management fees from TIF X of $162,806 and acquisition fees from TIF XI of $380,552 for the nine months ended September 30, 1999. The loss of this revenue can be offset, to a certain extent, through management fees from TIF XI, by increasing TIF XI's lease portfolio through it's own anticipated working capital, and leveraging opportunities by increasing and utilizing TIF XI's line of credit. No assurance can be given that the Company, acting in its capacity as general partner for TIF XI, can significantly increase TIF XI's lease portfolio.

Total expenses decreased $133,063 in the third quarter, from $681,502 in 1998 to $548,439 in 1999. For the first nine months, total expenses decreased $774,673, from $2,393,456 in 1998 to $1,618,783 in 1999. Employment compensation and benefits increased from $297,736 for the nine months ending September 30, 1998 to $363,624 for the same period in 1999. This increase is due to commissions paid for leases acquired in TIF XI and leases financed by other leasing companies. When leases are financed by other leasing companies, the Company serves as a broker, and receives a commission from the other leasing company. The Company then pays a commission to its salesperson out of the revenue received. Commission revenue totalled $73,496 for the nine months ending September 30, 1999 and is included in other revenue.

As a result of the Company terminating its line of credit agreement in 1998, interest expense has decreased from $986,692 for the nine months ended September 30, 1998 to $432,358 for the same period of 1999. The provision for possible loan and lease losses decreased $133,026 for the first nine months of 1999 compared to year ago. This decrease is due to a smaller portfolio of direct financing leases and notes receivable. The Company's reserves of $325,161 at September 30, 1999 represent 8.4% of the lease and note portfolio. Other expenses include legal fees, accounting fees, depreciation and amortization, and other general and administrative costs. These expenses have decreased from $664,266 for the nine-month period of 1998 to $517,731 for the same period of 1999, primarily due to the decreased lease and note portfolio.

The Company had a net loss of $18,498 for the third quarter of 1999, and a comprehensive loss of $103. The difference of $18,395 is due to the unrealized gain on an available-for-sale security. This security is recorded on the balance sheet at market value and increased in value (net of the estimated tax effect) during the quarter. For the first nine months of 1999, the Company's net loss is $194,069 and the comprehensive loss is $154,116. The available-for-sale security has an unrealized gain of $39,953 (net of taxes) for the nine-month period. This security's fair value was $1,393,831 at September 30, 1999.

At September 30, 1999, five customers were past due over 90 days. The contract balance remaining on these past due contracts was $1,556,996 at September 30, 1999. The Company's net investment in these contracts was $1,428,350 at September 30, 1999. One customer has two contracts that are past due with a total balance remaining on the two contracts of $1,367,618 and a total net investment of $1,282,021. This customer is in the process of negotiating financing, and as such, the Company has not established reserves for this particular customer as of September 30, 1999. When payments are past due more than 90 days, the Company discontinues recognizing income on the contracts.

The Company's portfolio of leases and notes receivable are concentrated in pay telephones, and office and computer equipment, representing approximately 58% and 32%, respectively, of the portfolio at September 30, 1999. Two lessees account for approximately 65% of the Company's portfolio at September 30, 1999. One of those customers is past due over 90 days and has a total net investment of $1,282,021, as mentioned above. This customer represents approximately 33% of the Company's net investment in direct financing leases and notes receivable at September 30, 1999. The other customer, a related party to the past due customer above, represents approximately 19% of the portfolio at September 30, 1999.

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

From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. This type of financing permits the Company to plan for a specific return on a portion of its lease portfolio. At September 30, 1999, the Company had outstanding borrowings of $43,367 from various banks in fixed rate loan transactions.

Approximately $670,000 of the Company's redeemable class B stock will be subject to redemption, at the shareholder's option, in 2000. Also, for the nine months ended September 30, 1999, the Company used $448,614 in cash to fund operating activities. This use of cash, however, is due to a reduction in the liability of checks issued in excess of bank balance at December 31, 1998 of $424,053. Accounting treatment does not allow for an offset between two accounts at different financial institutions, which had the effect of reporting greater available cash and total liabilities at December 31, 1998. The Company currently has a demand note payable from its Parent in the amount of $525,000. Management expects to be able to borrow, including loans from the Parent, to meet its liquidity needs for at least the next twelve months.

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

The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as the TIFS. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. Sources for obtaining capital include the sale of existing leases and notes receivable owned by the Company, obtaining new capital from the Company's Parent, and obtaining a line of credit agreement. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of leases cannot be found, interest rates increase, the Company's Parent has no funds available to it, the Company is unable to secure a line of credit, or the Company fails to operate effectively.

The Company's current business plan includes the Company's sponsorship of TIF XI, for which the Company serves as general partner. The Company registered interests in TIF XI under the Securities Act of 1933 and is offering those interests publicly. The maximum offering amount for TIF XI is $25,000,000. The Company, as general partner, will originate leases and finance contracts for TIF XI, resulting in the Company realizing acquisition fees and management fees. The best-efforts public offering of TIF XI is in process and through October 31, 1999, $11,282,000 has been raised out of the maximum offering amount of $25,000,000. The offering must terminate December 23, 1999. No assurance can be provided that the Company will be profitable upon completion of the offering.

The Company expects to continue sponsoring limited partnership(s) that would originate leases and other financing contracts. The Company may register interests in a new limited partnership as early as the first half of 2000, and would serve as the general partner. These partnership interests are intended to be offered publicly and registered under the Securities Act of 1933. Upon the successful offering of the partnership interests, the Company would generate revenue from management and acquisition fees. No assurance can be provided that the offering of limited partnership interests will be approved by the Securities and Exchange Commission, that the Company would be successful in offering these partnership units to the public, or that the Company would be profitable upon completion of the offering.

The Company is currently exploring various means of refinancing the debt structure of its balance sheet. Alternatives may include, but are not limited to, conversion of the Company's subordinated debt to its Parent to equity, or the possibility of the Parent becoming a public company with the intent of raising additional capital and contributing a portion of the funds raised to the Company. If the Parent is successful in raising additional capital, the Company would likely reduce debt from the proceeds received. No assurance can be provided that the Company, or its Parent, will be successful in their attempts to raise additional funds or reduce debt.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In December 1998, the Company, TIF IX, TIF X, North American Communications Group ("NACG"), and others filed a suit against Shelby County, Tennessee ("County"). The County removed that suit from Tennessee State Court to Federal Court. The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County filed an answer and the initial discovery has been completed. An expert hired by the Company has concluded that based on the facts discovered it is unlikely that the Company and the rest of the plaintiffs would prevail in the litigation for wrongful termination of the pay phone contract and racial discrimination against the County. Therefore, it was determined it was not economical to continue to spend Company funds in an effort to obtain additional information or to continue the lawsuit.

ITEM 2. CHANGES IN SECURITIES
          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5. OTHER INFORMATION
          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
          a. Exhibits - None
          b. No Report on Form 8-K was filed for the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
                                  (Registrant)



Date:    November 10, 1999                     /s/ Ronald O. Brendengen
         -----------------                     ---------------------------------
                                               Ronald O. Brendengen, Chief
                                               Financial Officer, Treasurer



Date:    November 10, 1999                     /s/ Daniel P. Wegmann
         -----------------                     ---------------------------------
                                               Daniel P. Wegmann, Controller