Form 10KSB40
period 1999-12-31
BERTHEL FISHER & CO LEASING INC
filed 2000-03-29
CIK 1002918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended: December 31, 1999

                        Commission file number: 33-98345C


                     BERTHEL FISHER & COMPANY LEASING, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           IOWA                                            42-1312639
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

       701 TAMA STREET, MARION, IA                            52302
 --------------------------------------                      --------
(Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number: (319) 447-5700

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were: $1,700,652

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2000, excluding the reported beneficial ownership of all directors, officers and beneficial owners of more than 5% of the registrant's voting stock, was $878,703. The Common Stock of the registrant, which is the registrant's only voting stock, is not actively traded or regularly quoted.

The number of shares outstanding of the registrant's Common Stock as of March 8, 2000 was 453,154.

Transitional Small Business Disclosure Format    Yes       No  X
                                                     ---      ---

The exhibit index may be found on page 40.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                                1999 FORM 10-KSB

                                TABLE OF CONTENTS


                                                                          PAGE

                                     PART I
Item 1.           Business................................................    3
Item 2.           Properties..............................................    6
Item 3.           Legal Proceedings.......................................    6
Item 4.           Submission of Matters of a Vote of Shareholders.........    6

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder
                      Matters.............................................    6
Item 6.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......    9
Item 7.           Financial Statements and Supplementary Data.............   13
Item 8.           Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure..............   35


                                    PART III

Item 9.           Directors and Executive Officers of the Registrant......   35
Item 10.          Executive Compensation..................................   37
Item 11.          Security Ownership of Certain Beneficial Owners and
                      Management..........................................   38
Item 12.          Certain Relationships and Related Transactions..........   39
Item 13.          Exhibits and Reports on Form 8-K........................   40


                  SIGNATURES..............................................   41

                                     PART I

ITEM 1.  BUSINESS

The Company was incorporated under the laws of the State of Iowa on February 5, 1988. The Company is a majority-owned (95%) subsidiary of Berthel Fisher & Company ("BFC"). The Company has been generally engaged in the equipment leasing business since its inception in 1988, continuing the operations of the leasing division that had been operated by BFC during 1986 and 1987. The address of the Company is 701 Tama Street, Marion, Iowa 52302. The Company's telephone number is (319) 447-5700.

The Company provides a variety of lease financing for telecommunications and general equipment and operates in one segment. The Company's operation is located in the Midwest, however, its lease portfolio includes leases throughout the United States. As of December 31, 1999, the Company employed seven full time employees.

The public communications industry represents the largest percentage of the business generated by the Company for its own portfolio and for its affiliates. The public communications industry includes companies that provide independent private payphone services and telecommunications services to hotels, universities, hospitals and inmate confinement facilities. The Company's leasing and financing programs are marketed primarily to end-users on a nationwide basis. The marketing involves visiting in person with these end-users, direct mail campaigns, attending trade shows and advertising in selected trade publications. In addition, the Company works closely with, and receives referrals from manufacturers that provide equipment to the public communications industry. The Company does not have any formal business agreements with manufacturers. The Company relies upon its customers to select the equipment the customers desire to lease from the Company, and does not seek to influence a customer's choice of equipment. Financing arrangements with individual customers can exceed 5% of the Company's loan and lease portfolio.

The Company has recently expanded its business in the automated teller machine ("ATM") industry. In 1995, the Company began a relationship with a manufacturer of ATM cash dispensing equipment. The distributors for this manufacturer refer their lease applicants to the Company for approval. If approved, the distributors work together with their customers and the Company to complete the lease transaction and install the ATM equipment. Lease customers are typically owners of convenience stores, restaurants, bars or gas stations. The average transaction size is $10,000. Because the transaction size is small, the Company limits its ATM business to credit worthy customers, and relies heavily on background checks and personal guarantees. This portion of the Company's business has increased gradually, and represented approximately 6% of the Company's lease and notes receivable portfolio as of December 31, 1999. At December 31, 1999, telecommunications equipment, in home water treatment equipment, and computer equipment comprised approximately 47%, 22%, and 17%, respectively, of the Company's portfolio. Two customers accounted for 38.7% of the income from direct financing leases in 1999. Murdock Communications Corporation accounted for 24% and Internet Navigator accounted for 14.7% of the income from direct financing leases.

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

TIFIX and TIFX have been operating since 1991 and 1993, respectively. TIFIX and TIFX are required under the terms of the partnership agreements to be liquidated by December 31, 2005 (having been extended from December 31, 1999 by a vote of the partners in 1999) and December 31, 2002, respectively. TIFXI completed offering units to the public on December 23, 1999. A total of 12,593 units were sold in TIF XI at a value of $12,593,000, out of a maximum offering of $25,000,000.

The Company purchased a $1,000,000 portfolio of consumer notes receivable collateralized by in home water treatment equipment from a finance company in July, 1998. The Company paid $950,000 plus a placement fee of $50,000. The underlying notes carry interest at approximately 17.5%, with monthly payments due over approximately five years. The notes are subject to risk of collection as well as risk of prepayment. The Company has contracted with the finance company to provide servicing. The principal balance remaining on these notes was $790,424 at December 31, 1999.

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

The telecommunications industry, particularly the pay telephone and long distance facets of the industry, is heavily regulated by the Federal Communications Commission and by various state public utility commissions. Regulation is not directed at the ownership or leasing of telecommunications equipment, but is focused primarily on the business of the Company's customers that operate in the industry. Generally, regulation affects rates that can be charged and the relationship of the regional Bell operating companies to the rest of the pay telephone industry. The FCC has proposed regulations affecting long distance rates. The majority of the customers of the Company are operating within the range of rates proposed by the FCC. Some customers are below the proposed range and will be able to increase their rates. Those customers whose rates exceed the highest rates permitted by the FCC will reduce their rates, but management does not expect such reductions to affect those customers' ability to make lease payments.

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

From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. At December 31, 1999, the Company had outstanding borrowings of $13,915 from various banks in fixed rate loan transactions. The Company also had a note and a subordinated debenture payable to the Parent at December 31, 1999 in the amount of $175,000 and $2,000,000, respectively.

In June, 1996, the Company began raising funds pursuant to a registration statement on Form SB-2 file with the Securities and Exchange Commission. The Company terminated sales of the Company's Series A Subordinated 5-Year Notes with detachable warrants and sales of the Series B Subordinated 8-Year Notes with detachable warrants (collectively the "Notes") in October after the Company had sold $3,001,000 of the Notes. Series A Notes pay interest on a monthly basis at an annual rate of 9.5% and are due 5 years from issuance. Series B Notes pay interest on a monthly basis at an annual rate of 10% and are due 8 years from issuance. The termination of the sales of the notes was deemed necessary by the Company as it pursued its plans to slow the growth of the Company to better match its funding capacity.

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

Management believes that its experience in the telecommunications industry permitted it to compete favorably with other leasing companies that provide lease financing. This experience allowed the Company to analyze lease opportunities more quickly and thoroughly than its competition and to propose lease terms that were advantageous to the Company. The Company's experience in the telecommunications market enabled it to write leases that other lease companies may decline because of their lack of experience in analyzing the collateral and other factors that effect the efficacy of lease opportunities. The Company uses its sales and managerial staff to find potential lease candidates, and it receives a significant portion of its lease opportunities as a result of its reputation for providing lease financing and advertising that it places in telecommunications industry publications. There is aggressive competition in the general equipment leasing market, and the Company expects to meet that competition by providing competitive lease rates and service.

ITEM 2.  PROPERTIES

The Company does not own any real estate. In 1999, its headquarters was located in downtown Cedar Rapids, Iowa. The Company leased office space at a cost of $4,864 per month. Effective February, 2000, the Parent moved its headquarters to Marion, Iowa, and the Company will lease space at a cost not yet determined.

ITEM 3.  LEGAL PROCEEDINGS

Telcom Management Systems filed a suit against the Company, TIF IX, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from TIF IX out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, TIF IX had not provided good title. The Company filed a Motion for Summary Judgement, which is still pending. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in fraud of creditors. The litigation is on hold until the trustee makes a decision, then the Motion for Summary Judgement must be responded to.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise during the period covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for any of the Company's debt or equity securities.

                                                          Number of                 Number of
                                                        Stockholders           Shares Outstanding
         Title of Class                                  at 12/31/99               at 12/31/99
         --------------                                  -----------           ------------------
         Class A Common                                       13                    453,154
         Class B Nonvoting Convertible                        31                     74,500
         Series A Preferred                                   38                    125,000

The Company has never paid or declared any dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future.

The Class B Stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year up to a maximum of $1.20 per share. The Class B Stock is convertible to Class A Common Stock of the Company on a one for one basis. The Class B Stock is redeemable at $10.00 per share for a 30 day period after the tenth anniversary of the issuance date (April 1990 to September
1991) at the option of the holder. Class B Stock not redeemed during that time is automatically converted to Class A Common Stock on a one for one basis. The Company declared dividends on Class B Stock of $-0- in 1999, $-0- in 1998, and $-0- in 1997.

The Company paid dividends of $139,995 on the Series A Preferred Stock in 1999, and $140,001 in 1998. The Company has accrued dividends payable $35,288 as of at December 31, 1999.

Securities sold, but not registered under the Securities Act:


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

Each Share of Series A Preferred Stock is entitled to cumulative annual dividends of 8% payable if, as and when declared by the Board of Directors on March 31, June 30, September 30, and December 31, with dividends to be distributed April 15, July 15, October 15 and January 15. With respect to the first dividend to be paid after issuance of a particular share of Series A Stock, the 8% dividend shall be prorated from the date of issuance to the March 31, June 30, September 30, or December 31 immediately following such date of issuance. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Common Stock. Series A Stock does not participate in dividends declared on Common Stock or any other class of stock issued by the Company. The Company paid $139,995 of dividends on the Series A Preferred Stock in 1999, $140,001 in 1998, $58,810 in 1997, and has accrued an additional $35,288.

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

Each "A" Warrant expired on April 30, 1998. Each "B" Warrant expired on April 30, 1999. The Warrants were exercisable at any time prior to their expiration dates. From and after the expiration dates of the Warrants, the Warrants not theretofore exercised became void and of no effect.

The exercise price with respect to each "A" warrant was $12.00 per share of common stock. The exercise price with respect to each "B" warrant was $14.00 per share of common stock. Warrants were exercised by paying the exercise price and surrendering the warrant certificate to the Company with the Election to Purchase form set forth on the warrant certificate duly completed and exercised by the holder. Upon exercise of a warrant and payment of the exercise price, the number of shares of common stock as to which the warrant was exercised were issued. The payment of the exercise price must have been made in full and in cash at the principal office of the Company. During 1998, there were 48,629 warrants exercised. In 1999, 625 warrants were exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenues for the year ended December 31, 1999 decreased approximately 36% from the same period in 1998. Total revenues in 1998 decreased by approximately 7% over the same period in 1997. The decline in lease and interest income in 1999 and 1998 is attributed to the decline in the Company's investments in direct financing leases and notes receivable. The Company's net investment in direct financing leases and notes receivable at the end of the year was $14,561,583 in 1997, $5,014,326 in 1998, and $3,752,585 in 1999. The decline in direct financing leases and notes receivable is due to early termination of leases and decreased available capital. During the third quarter of 1998, the Company sold approximately $6.2 million of its net investment in leases and notes. Approximately $4.5 million of the proceeds received from the disposition of these leases were used to pay off the Company's line of credit agreement, which was terminated on June 30, 1998. These sales, along with other lease dispositions, resulted in a gain on lease terminations in 1998 of $414,135 compared to a loss from early terminations of $16,186 in 1999. The decrease of income from direct financing leases was partially offset from management, administration, and acquisition fees received from the TIFS. The Company received fees from the TIFS as outlined in the table below.

                                                      1999                   1998
                                                      ----                   ----
                  TIF IX administrative fee        $    60,000           $    84,000
                  TIF IX management fee                    -0-                58,826
                                                   -----------           -----------
                  Total TIF IX                          60,000               142,826
                                                   -----------           -----------

                  TIF X administrative fee              84,000                84,000
                  TIF X management fee                 215,609               210,876
                                                   -----------           -----------
                  Total TIF X                          299,609               294,876
                                                   -----------           -----------

                  TIF XI administrative fee             84,000                77,000
                  TIF XI management fee                 53,677                12,602
                  TIF XI acquisition fee               490,123               265,760
                                                   -----------           -----------
                  Total TIF XI                         627,800               355,362
                                                   -----------           -----------

                  Grand Total                      $   987,409           $   793,064
                                                   ===========           ===========

Management, administrative, and acquisition fee income are fees paid to the Company by the TIFS. The Company earns management fees based upon a percentage of gross lease and note payments received by the partnerships. The management fee percentages are 5%, 5%, and 2% for TIF IX, TIF X, and TIF XI, respectively. Management fees from TIF IX were discontinued on May 1, 1998, when TIF IX entered its liquidation phase. Management fee income from TIF X will discontinue effective January 1, 2000, as TIF X entered its liquidation phase on December 31, 1999. Management fee income derived from TIF XI increased due to TIF XI's increased lease and notes receivable portfolio. The Company also receives administrative reimbursement fees from TIF IX, TIF X, and TIF XI. These fees are a flat amount per month and were $5,000, $7,000, and $7,000 for TIF IX, TIF X, and TIF XI, respectively, for 1999. The Company receives an acquisition fee from TIF XI equal to 5% of the cost of the equipment for direct financing leases or the face amount of any notes receivable. The increase in this revenue in 1999 compared to 1998 is due to more purchases of equipment for direct financing leases and issuance of notes receivable in TIF XI compared to the prior year. As TIF XI completed its offering phase in December, 1999, it is expected that new lease and note volume will decrease, resulting in lower acquisition fee income from TIF XI for the Company in 2000.

Total expenses decreased $566,487 in 1999 compared to 1998, primarily as a result of interest expense decreasing from $1,307,461 in 1998 to $746,245 in 1999. The decrease in interest expense is due to the sale of leases and notes mentioned above, with the proceeds used to pay off the line of credit in 1998. General and administrative expenses were $684,315 in 1997, $640,508 in 1998, and $538,700. The decrease is due to fewer leases originated in 1999 compared to the previous two years. Employee compensation and benefits increased $125,422 from 1998 to 1999 as a result of commissions paid for leases originated in TIF XI (for which the Company receives an acquisition fee) and for leases financed by other leasing companies. When leases are financed by other leasing companies, the Company serves as a broker, and receives a commission from the other leasing company. The Company then pays a commission to its salesperson out of the revenue received. Commission revenue totalled $92,788 for 1999 and is included in other income.

The Company had a net loss in 1999 of $539,128, and a comprehensive loss of $793,326, as a result of an unrealized loss on securities available for sale of $254,198, net of the tax effect. Securities classified as available for sale include 147,212 common shares of Murdock Communications Corporation and 43,631 common shares of HLM Design, Inc. The Company also holds 398,019 common shares of Murdock as not readily marketable, at cost due to certain requirements under Rule 144 of the Securities and Exchange Commission. The Company also has warrants to purchase 79,279 common shares of Murdock at an exercise price of $1.125 per share. At December 31, 1999, the market price of Murdock was $2.25 per share. As of March 21, 2000, the price of Murdock had dropped approximately 58% to $.94 per share. The net unrealized loss is shown on the income statement as other comprehensive income and is taken directly to stockholders' equity on the balance sheet. Securities held as available for sale are carried on the balance sheet at fair market value.

On October 31, 1996, Soil Recovery Services, Inc. ("SRS"), a lessee of the Company, had an involuntary Petition for Relief under Chapter 7 of the U.S. Bankruptcy Code filed against it. This was converted to a voluntary Chapter 11 on November 25, 1996. At the time the first petition was filed, SRS had various leases with the Company that had a net investment totaling $256,500 and represented 1.4% of the Company's total net investment in leases and finance contracts. A specific allowance for losses of $100,000 was established through a charge to the provision for possible loan and lease losses in 1996 based on estimates of the fair value of the equipment under lease. The Company obtained the right to repossess the equipment, sold a portion of the equipment in 1998, recorded an additional provision of $73,000 in 1998, and sold the remaining equipment in 1999 for $32,400, charging the remaining balance to the allowance for possible loan and lease losses.

During the fourth quarter of 1996, management of the Company provided a specific allowance for a lease with a certain customer for which the Company had not been receiving lease payments. Management is actively working with such customer to arrange for a sale of the assets under lease. A charge of $50,000 was recorded to the provision for possible loan and lease losses representing management's best estimate of the loss on the expected sale of the equipment. Also, due to the uncertainty as to the timing and amount of future payments from such customer and as to the sale of the assets under lease, the Company reclassified its net investment in the lease at December 31, 1996 of $144,972, net of the specific allowance, to equipment leased under operating leases. The Company is in the process of selling the equipment and expects no further loss on sale. The carrying value at December 31, 1999, net of depreciation, was $46,705.

The allowance for possible lease losses is based upon a continuing review of past lease loss experience, current economic conditions, and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. The allowance for loan and lease losses was $494,764 at December 31, 1999, and represents 13.2% of the lease and note portfolio. Due to uncertainties surrounding past due customers discussed below and other leases and notes in the portfolio, the Company charged $414,823 to provision expense in 1999. Provision expense in 1998 was $437,041. Activity in the allowance for possible loan and lease losses account for 1999 and 1998 is as follows:


                                                            1999                      1998
                                                            ----                      ----
              Balance at beginning of year             $   329,674                $   435,292
              Provision for loan and lease losses          414,823                    437,041
              Charge-offs, net of recoveries              (249,733)                  (542,659)
                                                       -----------                -----------
              Balance at end of year                   $   494,764                $   329,674
                                                       ===========                ===========

As of December 31, 1999 there were four customers with payments owed to the Company which were over 90 days past due. When payments are past due more than 90 days, the Company discontinues recognizing income on those customer contracts. The total contract balance remaining on these contracts was $1,389,122, and the total net investment was $1,301,711 at December 31, 1999. One customer has two contracts past due with a total contract balance remaining of $1,367,618 and a total net investment of

$1,282,021 at December 31, 1999. The Company also has a note receivable with an affiliate of the past due customer mentioned previously with a principal balance remaining of $744,740 at December 31, 1999. This note was not past due more than 90 days at December 31, 1999; the last date a payment was received in 1999 was September 21. Subsequent to year-end , the Company received a payment from the customer on this note on February 3, 2000. Included in the 1999 provision expense of $414,823 was an amount of $125,000 related to the past due contracts. Management will continue to monitor these contracts and take the necessary steps to protect the Company's investment.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 in the first quarter of calendar year 2001. The Company has not yet determined the effect of SFAS No. 133 on the consolidated financial statements.

YEAR 2000 ISSUE

As of the date of this filing, the Company has encountered no problems relating to the year 2000 issue. The Company is not aware of any Y2K problems or situations encountered by its customers, vendors, affiliates, or others.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon debt financing to originate its leases and notes receivable. The Company had a $10,000,000 revolving line of credit with Firstar Bank Milwaukee, N.A. with an expiration date of April 30, 1998, which was extended until June 30, 1998, at which time it was terminated. Management is currently attempting to establish a line of credit with another financial institution. During the third quarter of 1998, the Company sold approximately $6.2 million of its net investment in leases and notes. Approximately $4.5 million of the proceeds received from the disposition of these leases was used to pay off the Company's line of credit agreement.

From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. This type of financing permits the Company to plan for a specific return on a portion of its lease portfolio. At December 31, 1999, the Company had outstanding borrowings of $13,915 from various banks in fixed rate loan transactions.

The Company had a note payable to the Parent for $175,000 at December 31, 1999, paying off $550,000 in 1999. The Company had a note receivable from TIF X for $300,000 at December 31, 1999. This note was paid in full in February, 2000, plus accrued interest.

The Company has also raised funds via private placement debt offerings. At December 31, 1999, the Company was obligated on approximately $2,000,000 of notes issued pursuant to private placement debt offerings, payable to its parent. The amount due the parent is payable in 2005.

The Company has completed a private placement best efforts offering for the issuance of $2 million of Series A preferred stock and warrants. The Company has issued a total of $1,750,000 of preferred stock and $250,000 of warrants totalling $2,000,000 out of a total registered amount of $2,000,000. The Company issued $437,500 of preferred stock and $62,500 of warrants to its Parent. In 1999, the Company received $8,400 (net of issuance costs of $350) from the exercise of 625 warrants.

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

In 1999, the Company sponsored a limited partnership, Telecommunications Income Fund XI, L.P. ("TIFXI") for which the Company serves as General Partner. TIFXI offered a minimum of $1,200,000 and a maximum of $25,000,000 in units of limited partnership interest. The offering phase of TIF XI ended December 23, 1999, with a total of 12,593 units ($12,593,000) sold. The Company, as General Partner, originates leases and finance contracts for TIFXI, resulting in the Company realizing acquisition fees and management fees.

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

The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as the TIF XI. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. Sources for obtaining capital include the sale of existing leases and notes receivable owned by the Company, obtaining new capital from the Company's parent, and obtaining a line of credit agreement. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of leases cannot be found, interest rates increase, the Company's parent has no funds available to it, the Company is unable to secure a line of credit, or the Company fails to operate effectively. Management anticipates that cash flows from operations and financing from the Company's parent will be adequate to satisfy the Company's minimum capital requirements for the next twelve months.

The Company expects to continue sponsoring limited partnership(s) that would originate leases and other financing contracts. The Company may register interests in a new limited partnership, possibly within the next twelve months, and would serve as the general partner. The partnership interests are intended to be offered publicly and registered under the Securities Act of 1933. Upon the successful offering of the partnership interests, the Company would generate revenue from management and acquisition fees. No assurance can be provided that the offering of limited partnership interests will be approved by the Securities and Exchange Commission, that the Company would be successful in offering these partnership units to the public, or that the Company would be profitable upon completion of the offering.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related information as of and for the years ended December 31, 1999, 1998, and 1997 are included in Item 7:

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Berthel Fisher & Company Leasing, Inc.

We have audited the accompanying consolidated balance sheets of Berthel Fisher & Company Leasing, Inc. (a majority-owned subsidiary of Berthel Fisher & Company) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berthel Fisher & Company Leasing, Inc. and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Cedar Rapids, Iowa
March 20, 2000

BERTHEL FISHER & COMPANY LEASING, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
================================================================================

                                                                                              1999           1998
ASSETS:
  Cash and cash equivalents                                                               $   241,235    $   697,072
  Notes receivable (Note 2)                                                                 2,414,118      3,001,952
  Net investment in direct financing leases (Notes 2 and 5)                                 1,338,467      2,012,374
  Allowance for possible loan and lease losses (Note 3)                                      (494,764)      (329,674)
                                                                                          -----------    -----------
  Notes receivable and direct financing leases, net                                         3,257,821      4,684,652
  Equipment under operating leases, less accumulated depreciation of $93,410 in 1999
    and $62,273 in 1998                                                                       125,625         95,340
  Due from affiliates                                                                         522,283        105,464
  Receivable from parent under tax allocation agreement                                       910,120        895,900
  Investments in:
    Limited partnerships (Notes 4 and 12)                                                      32,609         16,348
    Not readily marketable equity securities, at cost (Note 4)                                657,603        238,784
    Available-for-sale equity securities, at fair value (Note 4)                              494,944      1,328,867
  Furniture and equipment, less accumulated depreciation of
    $157,106 in 1999 and $213,303 in 1998                                                      76,983        145,042
  Deferred income taxes (Note 6)                                                              183,146             --
  Deferred costs, less accumulated amortization of $684,848
    in 1999 and $512,013 in 1998                                                              171,439        346,775
  Other receivables                                                                            37,754         60,540
  Other assets (Note 4)                                                                        19,118        194,858
                                                                                          -----------    -----------
TOTAL                                                                                     $ 6,730,680    $ 8,809,642
                                                                                          ===========    ===========

LIABILITIES, REDEEMABLE STOCK  AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Demand note payable to parent (Note 5)                                                  $   175,000    $   725,000
  Outstanding checks in excess of bank balance                                                     --        424,053
  Trade accounts payable                                                                      101,389        113,577
  Due to affiliates                                                                           115,484        121,450
  Accrued expenses                                                                            152,022         28,918
  Dividends payable                                                                            35,288         35,288
  Lease security deposits                                                                     103,183        138,791
  Deferred income taxes (Note 6)                                                                   --        195,822
  Notes payable (Note 5)                                                                       15,594         65,142
  Subordinated notes payable (Note 5)                                                       2,993,646      2,997,605
  Subordinated debenture payable to parent (Note 5)                                         2,000,000      2,000,000
                                                                                          -----------    -----------
           Total liabilities                                                                5,691,606      6,845,646
                                                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 12)

REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (Note 7)                                       736,976        728,953
                                                                                          -----------    -----------

STOCKHOLDERS' EQUITY:
  Series A preferred stock, no par value - authorized 125,000 shares, issued and outstanding 125,000 shares at December 31, 1999 and 1998 ($1,750,000 liquidation value, convertible into 109,375 shares of Class A
    common stock at December 31, 1999 and 1998) (Note 8)                                    1,621,422      1,621,422
  Class A common stock, no par value-authorized 1,000,000 shares, issued and
     outstanding 453,154 and 452,529 shares at December 31, 1999 and 1998, respectively       878,703        754,474
  Common stock warrants (Note 9)                                                                6,002        121,831
  Accumulated deficit                                                                      (2,257,787)    (1,570,640)
  Unrealized gain on available-for-sale securities, net of tax effect                          53,758        307,956
                                                                                          -----------    -----------
           Total stockholders' equity                                                         302,098      1,235,043
                                                                                          -----------    -----------

TOTAL                                                                                     $ 6,730,680    $ 8,809,642
                                                                                          ===========    ===========

See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
================================================================================

                                                                    1999          1998           1997
REVENUES:
  Income from direct financing leases                          $   137,368    $   655,709    $ 1,049,329
  Interest income                                                  446,382        686,812        838,265
  Management, administration and lease acquisition fees
    from affiliates (Note 4)                                       987,409        793,064        772,768
  Gain (loss) on early termination of leases                       (16,186)       414,135         54,554
  Other                                                            145,679         95,426        141,375
                                                               -----------    -----------    -----------
           Total revenues                                        1,700,652      2,645,146      2,856,291
                                                               -----------    -----------    -----------

EXPENSES:
  Employee compensation and benefits                               519,022        393,600        398,635
  Management fees to affiliates (Note 11)                          240,000        246,667        287,146
  Other general and administrative  expenses (Note 11)             538,700        640,508        684,315
  Interest expense (Note 5)                                        746,245      1,307,461      1,743,345
  Provision for possible loan and lease losses (Note 3)            414,823        437,041        415,052
                                                               -----------    -----------    -----------
           Total expenses                                        2,458,790      3,025,277      3,528,493
                                                               -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                                          (758,138)      (380,131)      (672,202)

INCOME TAXES (Note 6)                                             (219,010)      (150,000)      (236,451)
                                                               -----------    -----------    -----------

NET LOSS                                                          (539,128)      (230,131)      (435,751)

COMPREHENSIVE INCOME (LOSS) - Unrealized
  gain (loss) on available-for-sale securities, net of tax
  of $(164,115) in 1999, $260,184 in 1998 and $(61,000)
  in 1997, respectively                                           (254,198)       415,615       (107,659)
                                                               -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS)                                    $  (793,326)   $   185,484    $  (543,410)
                                                               ===========    ===========    ===========

LOSS PER COMMON SHARE CALCULATION:
  Net loss                                                     $  (539,128)   $  (230,131)   $  (435,751)
  Dividends on Series A convertible preferred stock (Note 8)      (139,995)      (140,001)       (94,098)
                                                               -----------    -----------    -----------
  Net loss attributable to Class A common stock                $  (679,123)   $  (370,132)   $  (529,849)
                                                               ===========    ===========    ===========

  Basic                                                        $     (1.50)   $      (.84)   $     (1.31)
                                                               ===========    ===========    ===========

  Fully diluted                                                $     (1.50)   $      (.84)   $     (1.31)
                                                               ===========    ===========    ===========

  Weighted average common shares outstanding                       452,974        438,540        403,900
                                                               ===========    ===========    ===========

See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
================================================================================

                                                                                                      UNREALIZED
                                                                                         RETAINED     GAIN (LOSS)         TOTAL
                                               SERIES A      CLASS A      COMMON         EARNINGS    ON AVAILABLE-     STOCKHOLDER
                                              PREFERRED       COMMON       STOCK       (ACCUMULATED     FOR-SALE         EQUITY
                                                STOCK         STOCK      WARRANTS        DEFICIT)      SECURITIES       (DEFICIT)
BALANCE AT DECEMBER 31, 1996                  $   422,835   $   1,000   $    66,684    $  (654,611)   $        --    $  (164,092)

  Net loss                                             --          --            --       (435,751)            --       (435,751)

  Amortization of Class B stock
    issuance costs                                     --          --            --         (8,024)            --         (8,024)

  Issuance of Series A preferred stock and
    warrants, net of issuance costs of
    $144,981 (including $14,544 of cash
    received on subscriptions receivable)       1,198,587          --       170,976             --             --      1,369,563

  Issuance of Class A common stock                     --      62,400            --             --             --         62,400

  Change in unrealized (loss) on
    available-for-sale security,
    net of tax effect                                  --          --            --             --       (107,659)      (107,659)

  Dividends on Series A preferred stock                --          --            --        (94,098)            --        (94,098)
                                              -----------   ---------   -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1997                    1,621,422      63,400       237,660     (1,192,484)      (107,659)       622,339

  Net loss                                             --          --            --       (230,131)            --       (230,131)

  Issuance of Class A common stock upon
    exercise of warrants, net of
    issuance costs of $8,303                           --     620,275       (45,030)            --             --        575,245

  Expiration of warrants                               --      70,799       (70,799)            --             --             --

  Amortization of Class B stock
    issuance costs                                     --          --            --         (8,024)            --         (8,024)

  Dividends on Series A preferred stock                --          --            --       (140,001)            --       (140,001)

  Change in unrealized gain on
    available-for-sale security,
    net of tax effect                                  --          --            --             --        415,615        415,615
                                              -----------   ---------   -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1998                    1,621,422     754,474       121,831     (1,570,640)       307,956      1,235,043

  Net loss                                             --          --            --       (539,128)            --       (539,128)

  Expiration of warrants                               --     115,250      (115,250)            --             --             --

  Issuance of Class A common stock upon
    exercise of warrants, net of
    issuance costs of $350                             --       8,979          (579)            --             --          8,400

  Amortization of Class B stock
    issuance cost                                      --          --            --         (8,024)            --         (8,024)

  Dividends on Series A preferred stock                --          --            --       (139,995)            --       (139,995)

  Change in unrealized gain on
    available-for-sale securities,
    net of tax                                         --          --            --             --       (254,198)      (254,198)
                                              -----------   ---------   -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1999                  $ 1,621,422   $ 878,703   $     6,002    $(2,257,787)   $    53,758    $   302,098
                                              ===========   =========   ===========    ===========    ===========    ===========


See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
================================================================================

                                                                  1999          1998             1997
OPERATING ACTIVITIES:
  Net loss                                                    $  (539,128)   $  (230,131)   $  (435,751)
  Adjustments to reconcile net loss to net cash
    from operating activities:
    Loss (gain) on early termination of leases                     16,186       (414,135)       (54,554)
    Dividend income received in form of common stock               (2,964)            --             --
    Depreciation of furniture and equipment                        67,185         76,501         83,192
    Amortization of deferred costs                                175,336        176,659        176,659
    Other amortization                                                 --         63,047         30,440
    Provision for possible loan and lease losses                  414,823        437,041        415,052
    Deferred income taxes                                        (214,853)       324,000        188,549
    Changes in operating assets and liabilities:
      Due from affiliates                                        (416,819)       (15,458)       (31,002)
      Receivable from parent under tax allocation agreement       (14,220)      (470,900)      (425,000)
      Other receivables                                            22,786         46,397             --
      Other assets                                                175,740         18,169         11,739
      Outstanding checks in excess of bank balance               (424,053)       297,071        126,982
      Trade accounts payable                                      (12,188)        83,958       (128,608)
      Due to affiliates                                            (5,966)        22,023         (2,611)
      Accrued expenses                                            123,104       (168,520)       (30,576)
      Dividends payable                                                --         35,288             --
                                                              -----------    -----------    -----------
           Net cash from operating activities                    (635,031)       281,010        (75,489)
                                                              -----------    -----------    -----------

INVESTING ACTIVITIES:
  Investment in available-for-sale security                            --       (601,251)            --
  Purchases of equipment for direct financing leases             (224,317)    (2,827,118)    (2,327,220)
  Repayments of direct financing leases                           419,422      1,777,404      2,944,913
  Proceeds from sale or early termination of direct
    financing  leases and notes receivable                        462,014      6,363,403      1,299,597
  Issuance of notes receivable                                   (125,000)    (1,062,291)    (1,609,538)
  Repayments of notes receivable                                  418,013      4,896,646      1,303,585
  Investments in limited partnerships                                  --             --        (10,000)
  Repayment (issuance) of loans to limited partnerships                --        124,286        (43,775)
  Distributions from limited partnerships                              --          6,118          2,280
  Net lease security deposits collected (paid)                    (35,609)      (219,452)       (16,633)
  Purchases of furniture and equipment                               (735)        (8,146)       (21,540)
  Proceeds from sale of furniture and equipment                     1,550             --             --
                                                              -----------    -----------    -----------
           Net cash from investing activities                     915,338      8,449,599      1,521,669
                                                              -----------    -----------    -----------

                                                                     (Continued)

BERTHEL FISHER & COMPANY LEASING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONCLUDED)
================================================================================

                                                                            1999            1998          1997
FINANCING ACTIVITIES:
  Financing costs incurred                                             $         --    $     (2,500)   $         --
  Proceeds from line-of-credit agreement                                         --       6,711,470       8,223,772
  Repayments of line-of-credit agreement                                         --     (13,472,963)    (10,738,310)
  Redemption of Class B stock                                                    --         (10,000)             --
  Repayments of subordinated debt                                            (5,000)             --              --
  Repayment of demand note payable to Parent                               (550,000)             --              --
  Proceeds from issuance of other borrowings                                     --       3,516,140         650,884
  Repayments of other borrowings                                            (49,549)     (5,210,928)     (1,200,717)
  Proceeds from issuance of Series A preferred stock and warrants                --              --       1,484,544
  Proceeds from issuance of Class A common stock                              8,400         575,245              --
  Issuance costs for Series A preferred stock and warrants                       --              --        (114,981)
  Cash dividends paid on Series A preferred stock                          (139,995)       (140,001)        (94,098)
                                                                       ------------    ------------    ------------
           Net cash from financing activities                              (736,144)     (8,033,537)     (1,788,906)
                                                                       ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                         (455,837)        697,072        (342,726)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              697,072              --         342,726
                                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $    241,235    $    697,072    $         --
                                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the year for interest                               $    749,041    $  1,415,391    $  1,588,809
  Noncash investing and financing activities:
    Amortization of Class B stock issuance costs                              8,024           8,024           8,024
    Reclassification of security as available-for-sale                           --              --         220,476
    Change in unrealized gain (loss) on available-for-sale security,
      net of tax effect                                                    (254,198)        415,615        (107,659)
    Deferred tax expense (benefit) of change in unrealized
      gain (loss) on available-for-sale security                           (164,115)        260,184         (61,000)
    Issuance of common stock in connection with
      underwriting of subordinated notes payable offering                        --              --          62,400
    Note receivable converted to investment in not readily
      marketable security                                                        --         183,284              --
    Direct financing lease converted to investment in not
      readily marketable security                                                --          25,400              --


See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
================================================================================

1.    SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND NATURE OF OPERATIONS- Berthel Fisher & Company Leasing, Inc. (the "Company") is a majority-owned (95%) subsidiary of Berthel Fisher & Company (the "Parent"). The Company operates in one segment. The Company finances, through direct financing leases or notes receivable, telecommunications, agricultural, and general equipment throughout the United States. The financing agreements with individual customers can be large in relation to the portfolio as a whole and certain agreements exceed 10% of the Company's direct financing lease and note receivable portfolio (see Note 2). The leases may be sold to other entities or retained by the Company for its own portfolio.

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

      The Company's line of credit agreement was paid in full during 1998 and not renewed. Also, during the years ended December 31, 1997, 1998 and 1999, the Company incurred net losses of $435,751, $230,131 and $539,128, respectively. The Company's continuation as a going concern is dependent upon its ability to obtain financing from its Parent as may be required and ultimately to attain profitable operations. Management anticipates that cash flows from operations and financing from the Company's Parent will be adequate to satisfy the Company's minimum capital requirements for the next twelve months.

      Management's plans for future profitability anticipate the need for the sponsorship of another public limited partnership, Telecommunications Income Fund XII, for which the Company would generate fee income. No assurance can be provided that the offering, if it occurs, will be successful or that the Company will be profitable upon completion of the offering.

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

      CERTAIN RISK CONCENTRATIONS - The Company's direct financing leases and the collateral for notes receivable are concentrated in home water treatment equipment, pay telephones, and computer equipment, representing approximately 22%, 47%, and 17% at December 31, 1999 and 18%, 48%, and 15% at December 31, 1998, of the Company's direct finance lease and notes receivable portfolio, respectively.

      Two lessees, related to each other by common ownership, account for approximately 54% of the Company's direct finance lease and notes receivable portfolio at December 31, 1999. One of those customers is past due over 90 days (see Note 3).

      The Company's investments are concentrated in one company representing approximately 82% and 85% of the Company's investments at December 31, 1999 and 1998, respectively.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      NOTES RECEIVABLE - Notes receivable are carried at the principal balance outstanding. Interest income on notes receivable is accrued based on principal amounts outstanding.

      NET INVESTMENT IN DIRECT FINANCING LEASES - The Company leases telecommunications and other types of equipment, under direct financing leases, generally over a period of three to five years. At the time of closing a direct financing lease, the Company records the gross lease contract receivable, an estimated unguaranteed residual value and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the carrying value of the equipment leased. In addition, the Company capitalizes all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Lessees are responsible for all taxes, insurance and maintenance costs.

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

      The Company also owns not readily marketable equity interests in entities over which it does not have the ability to exert significant influence over the operations of such entities; therefore, such investments are accounted for at cost. Not readily marketable equity securities include securities restricted as to sale in the public market beyond one year under rule 144 of the Securities & Exchange Commission.

      Should these investments carried at the equity or cost method experience a decline in value that is other than temporary, the Company will recognize a loss to reflect such a decline. As these investments are not readily marketable, no market value can be readily determined.

      The Company also has an investment in marketable equity securities classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of related tax effects. Fair value is determined using published market prices.

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

      NET LOSS PER COMMON SHARE - Basic net loss per common share is based on the weighted average number of shares of Class A common stock outstanding during the year. Diluted net loss per common share is the same as basic net loss per share due to the antidilutive effect on net loss per share of any assumed conversion of convertible securities. Potential common shares excluded from the per share computation because they were antidilutive are summarized as follows:


                                                    YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                  1999      1998       1997
Redeemable Class B nonvoting convertible stock    74,500    74,500    74,500
Series A convertible preferred stock             109,375   109,375    93,195
Warrants                                         151,886   276,886   401,886
                                                 -------   -------   -------
Total                                            335,761   460,761   569,581
                                                 =======   =======   =======

      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 in the first quarter of calendar year 2001. The Company has not yet determined the effect of SFAS No. 133 on the consolidated financial statements.

      RECLASSIFICATIONS - Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 financial statement presentation.

2.    NOTES RECEIVABLE AND DIRECT FINANCING LEASES

      Notes receivable are comprised of the following:

                                                                      DECEMBER 31,
                                                            ----------------------------------
                                                               1999                    1998
Notes receivable, collateralized primarily by telephone
  equipment and related site agreements and home water
  treatment equipment, 14% to 17.5%, maturing
  through June 2004                                         $ 2,414,118            $ 3,001,952
                                                            -----------            -----------

      The Company's net investment in direct financing leases consists of the following:

                                                   DECEMBER 31,
                                            ---------------------------
                                               1999            1998
Minimum lease payments receivable           $ 1,474,473    $ 2,281,860
Estimated unguaranteed residual values           64,027        115,115
Unamortized initial direct costs                  5,724         16,601
Unearned income                                (205,757)      (401,202)
                                            -----------    -----------
Net investment in direct financing leases   $ 1,338,467    $ 2,012,374
                                            ===========    ===========

      The balance of direct financing leases sold with recourse that remain uncollected at December 31, 1999 and 1998 was $598,550 and $1,535,503, respectively. At December 31, 1999 and 1998, the Company's contingent liability, under other limited recourse provisions, totals $285,186.

      At December 31, 1999, contractual principle maturities of notes receivable, future minimum lease payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:


                                   CONTRACTUAL    MINIMUM       ESTIMATED
                                    PRINCIPLE  LEASE PAYMENTS  UNGUARANTEED
                                   MATURITIES    RECEIVABLE   RESIDUAL VALUES

Year ending December 31:
           2000                    $  567,984   $  927,302     $   24,530
           2001                       557,209      411,025         28,720
           2002                       708,865      108,224          3,323
           2003                       384,317       27,922          7,454
           2004                       195,743           --             --
                                   ----------   ----------     ----------
          Total                    $2,414,118   $1,474,473     $   64,027
                                   ==========   ==========     ==========

      Additionally, the Company provides financing to certain companies for which the Parent or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Company's net investment in direct financing leases and notes receivable with these companies approximated $2,329,589 and $2,396,756 at December 31, 1999 and 1998, respectively.

      Two customers accounted for 10% or more of the amount of income from direct financing leases during one or more of the years presented, as follows:

                                   YEAR ENDED DECEMBER 31
                          --------------------------------------
                              1999         1998         1997
Customer A                     24 %         12 %          6 %
Customer B                     15            3           --

3.    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

      The changes in the allowance for possible loan and lease losses are as follows:

                                         YEAR ENDED DECEMBER 31,
                                  -------------------------------------
                                      1999         1998         1997
Balance at beginning of year       $ 329,674    $ 435,292    $ 412,916
  Provision                          414,823      437,041      415,052
  Charge-offs, net of recoveries    (249,733)    (542,659)    (392,676)
                                   ---------    ---------    ---------
Balance at end of year             $ 494,764    $ 329,674    $ 435,292
                                   =========    =========    =========

      The allowance for loan and lease losses consisted of specific allowances for leases of $443,152, $112,202 and $158,477 at December 31, 1999, 1998
      and 1997, respectively, and a general unallocated allowance of $51,612, $217,472, and $276,815 at December 31, 1999, 1998 and 1997, respectively.

      On October 31, 1996, a lessee of the Company, Soil Recovery Services, Inc. ("SRS"), had an involuntary Petition for Relief under Chapter 7 of the U.S. Bankruptcy Code filed against it. This was converted to a voluntary Chapter 11 on November 25, 1996. At the time the first petition was filed, SRS had various leases with the Company that had a net investment totaling $256,500. A specific allowance for losses of $100,000 was established through a charge to the provision for possible loan and lease losses in 1996 based on estimates of the fair value of the equipment under lease. The Company obtained the right to repossess the equipment, sold a portion of the equipment in 1998, recorded an additional provision of $73,000 in 1998 and sold the remaining equipment during 1999 at a loss of approximately $51,000.

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

      In December 1998, the Company, certain affiliated partnerships, North American Communications Group ("NACG") (a lessee of the partnerships), and others filed a suit against Shelby County, Tennessee ("County"). The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County filed an answer and the initial discovery has been completed. After the initial discovery, it was determined it was not economical to continue to spend Company funds in an effort to obtain additional information or to continue the lawsuit.

      At December 31, 1999, four customers were past due over 90 days. The Company's net investment in these contracts was $1,301,711 at December 31, 1999. One customer has two contracts that are past due with a total net investment of $1,282,021. Management has provided a specific reserve of $125,000 at December 31, 1999 related to this customer. When payments are past due more than 90 days, the Company discontinues recognizing income on the contracts.

4.    INVESTMENTS

      The Company is the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX"), Telecommunications Income Fund X, L.P. ("TIF X") and Telecommunications Income Fund XI, L.P. ("TIF XI"). These partnerships are primarily engaged in the acquisition of equipment for lease to third parties under a direct finance arrangement. At December 31, 1999 and 1998, the Company's investment in these partnerships consisted of its allocated general partnership interest.

      TIF XI's offering period for the sale of limited partnership units was closed on December 23, 1999 by the Company as general partner. Pursuant to the partnership agreement, TIF XI reimbursed the Company for offering and promotional expenses incurred by the Company up to 3.5% of the capital raised. The Company incurred offering and promotional expenses, net of reimbursements, of approximately $19,000 and $167,251 at December 31, 1999 and 1998, respectively, which was included in other assets. The remaining unreimbursed amount at December 31, 1999 was reclassified to the investment in limited partnership.

      Combined summarized financial information for TIF IX, TIF X and TIF XI is as follows:

                                                             DECEMBER 31,
                                                     --------------------------
                                                        1999           1998
Assets:
Net investment in direct financing leases
  and notes receivable                               $24,218,000   $17,006,000
Other assets                                           2,401,000     3,878,000
                                                     -----------   -----------
Total assets                                         $26,619,000   $20,884,000
                                                     ===========   ===========

Liabilities and partners' equity
Liabilities:
Notes payable, guaranteed by the Company (Note 12)   $ 4,529,000   $    15,000
Other liabilities                                      2,376,000     1,588,000
                                                     -----------   -----------
Total liabilities                                      6,905,000     1,603,000
Total partners' equity                                19,714,000    19,281,000
                                                     -----------   -----------
Total liabilities and partners' equity               $26,619,000   $20,884,000
                                                     ===========   ===========

                                                   YEAR ENDED DECEMBER 31
                                          -----------------------------------------
                                              1999         1998            1997
Income from direct financing leases       $ 2,425,000    $ 2,492,000    $ 4,776,000
Other revenue                                 356,000      1,090,000        894,000
Provision for possible losses                (339,000)      (352,000)    (5,429,000)
Impairment loss on equipment                       --        (65,000)      (319,000)
Expenses                                   (1,221,000)    (1,249,000)    (2,040,000)
                                          -----------    -----------    -----------
Net income (loss)                         $ 1,221,000    $ 1,916,000    $(2,118,000)
                                          ===========    ===========    ===========

Income (loss) allocable to the Company    $       973    $     1,410    $      (972)
                                          ===========    ===========    ===========

Net income (loss) per partnership unit:
TIF IX                                    $        --    $      1.39    $     (3.25)
TIF X                                     $      6.08    $     18.54    $    (21.11)
TIF XI                                    $     72.99    $     46.18    $    (40.70)

      TIF IX entered its liquidation phase during the second quarter of 1998 and, therefore, adopted the liquidation basis of accounting as of March 31, 1998. The above summarized financial position data reflects TIF IX's data as of December 31, 1999 and 1998 on an estimated net realizable value basis (liquidation basis). The above summarized statement of operations data reflects TIF IX only to March 31, 1998 since subsequent thereto TIF IX no longer reports operating data. TIX X entered its liquidation phase on December 31, 1999 and, therefore, adopted the liquidation basis of accounting as of that date. The above summarized financial position data reflects TIF X's data as of December 31, 1999 on an estimated net realizable value basis (liquidation basis). The above summarized statement of operations reflects TIF X to December 31, 1999. In addition, TIF XI began leasing operations in February 1998 and its operating data is reflected from such date.

      The Company receives a management fee equal to 5% of the amount of gross rental payments received by TIF IX and TIF X and 2% of the amount of gross rental payments received by TIF XI. During the years ended December 31, 1999, 1998 and 1997, management fees aggregated $269,286, $282,304 and
      $604,768, respectively. In addition, the Company is reimbursed for certain other costs under administrative services agreements. Amounts received by the Company pursuant to these agreements amounted to $228,000, $245,000 and $168,000 for the years ended December 31, 1999, 1998 and 1997, respectively. TIF IX entered its liquidation phase May 1, 1998 and, as a result, the Company will not receive any further management fees from TIF
      IX. TIF X entered its liquidation phase on December 31, 1999 and, as a result, the Company will not receive any further management fees from TIF X.

      The Company also receives a lease acquisition fee equal to 5% of all leases acquired by TIF XI during the initial funding period. Amounts received by the Company as acquisition fees were $490,123 and $265,760 for the years ended December 31, 1999 and 1998, respectively.

      Not readily marketable equity securities and available-for-sale equity securities are summarized as follows:

                                                                     DECEMBER 31,
                                                              -----------------------
                                                                1999         1998
Not readily marketable equity securities at cost:
  Murdock Communications Corporation, 398,019 shares
    of common stock                                           $  602,203   $       --
  Murdock Communications Corporation, warrants to
    purchase 79,279 shares of common stock at an exercise
    price of $1.12 per share, expiring during 2002                    --           --
  Murdock Communications Corporation, 254 shares
    of convertible preferred stock, 8% cumulative dividend,
    convertible into 22,578 shares of common stock                25,400       25,400
  HLM Design, Inc., 43,631 shares of common stock                     --      183,284
  Monitronics, Inc., 3,996 shares of common stock                 30,000       30,100
                                                              ----------   ----------
Total                                                         $  657,603   $  238,784
                                                              ==========   ==========

Available-for-sale equity securities at fair value:
  Murdock Communications Corporation, 147,212 and
    543,790 shares of common stock at December 31,
    1999 and 1998, respectively                               $  331,227   $1,328,867
  HLM Design, Inc., 43,631 shares of common stock                163,717           --
                                                              ----------   ----------
Total                                                         $  494,944   $1,328,867
                                                              ==========   ==========

      Due to certain requirements under rule 144 of the Securities & Exchange Commission, a portion of the Company's common shares held in Murdock Communications Corporation became restricted beyond one year in 1999 and were reclassified to not readily marketable equity securities. Also, shares of HLM Design, Inc. became restricted for less than one year in 1999 and such securities were reclassified to available-for-sale.

      The cost and market values of available-for-sale equity securities are as follows:

                               DECEMBER 31,
                          ------------------------
                            1999         1998
Cost                      $  406,117    $  821,727
Gross unrealized gains       108,394       507,140
Gross unrealized losses      (19,567)           --
                          ----------    ----------
Market value              $  494,944    $1,328,867
                          ==========    ==========

      As of March 20, 2000, the value of Murdock Communications Corporation common stock has declined to $.9375 per share representing approximately a $420,000 decline in value.

5.    CREDIT ARRANGEMENTS

      The Company had a line-of-credit agreement with a bank. The amount available to borrow under the line-of-credit was limited to 75% of its qualified accounts, as defined in the agreement (primarily leases and notes receivable), but, in no case, could exceed $10 million. The agreement expired on June 30, 1998 and was not renewed.

      Notes payable consists of the following at December 31, 1999 and 1998:

                                                                     DECEMBER 31,
                                                                --------------------
                                                                 1999        1998
Note payable to Parent, 10.5%, payable on demand                $175,000   $725,000
Installment loan agreements with banks, 9.0% to 10.5%,
  maturing through 2000 with subjective acceleration clauses, collateralized by certain direct financing leases, certain
  agreements are also guaranteed by the Company's Parent          13,915     57,751
Capital lease obligations, 5.37%, due through 2000                 1,679      7,391
                                                                --------   --------
Notes payable                                                   $190,594   $790,142
                                                                ========   ========

      Subordinated debt consists of the following at December 31, 1999 and 1998:

                                                                DECEMBER 31,
                                                            -----------------------
                                                              1999         1998
Uncollateralized subordinated notes payable, 9.5% to 10%,
  maturing in 2001 and 2004, net of discount                $2,993,646   $2,997,605
Uncollateralized subordinated debenture payable to
  Parent, floating interest rate, maturing in 2005           2,000,000    2,000,000
                                                            ----------   ----------
Total subordinated debt                                     $4,993,646   $4,997,605
                                                            ==========   ==========

      Interest expense summarized by category is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       1999         1998          1997
Line-of-credit agreement                            $       --   $  375,510   $  794,776
Demand note payable to Parent                           81,040       62,617        1,410
Collateral trust bonds                                      --           --          458
Installment loan agreements with banks                   6,667       92,159      167,676
Capital lease obligations                                  494        1,065        1,582
Uncollateralized subordinated debentures                    --       28,872      125,143
Uncollateralized subordinated debenture to Parent      230,000      320,627      227,521
Uncollateralized subordinated notes payable            404,506      404,589      404,589
Other                                                   23,538       22,022       20,190
                                                    ----------   ----------   ----------
Total                                               $  746,245   $1,307,461   $1,743,345
                                                    ==========   ==========   ==========

      The subordinated debenture payable to Parent bears interest at prime plus 3% (11.5% at December 31, 1999, 1998 and 1997), adjusted semi-annually, with a minimum interest rate of 6% and a maximum rate of 12%. In October 1995, the Company and its Parent restructured $2,000,000 of the existing note payable to the Company's Parent into a subordinated debenture. Under the restructured debenture, the maturity date was extended to December 31, 2005; the debenture was contractually subordinated to the subordinated notes payable and to collateralized debt; and the Company's Parent was issued warrants for the purchase of 118,875 shares of common stock of the Company at $16.82 per share, exercisable through October 5, 2000.

      The annual maturities of notes payable and subordinated debt at December 31, 1999 are as follows:

Year ending December 31:
      2000                    $  180,413
      2001                     2,048,710
      2002                         4,699
      2003                         1,248
      2004                       949,170
      Thereafter               2,000,000
                              ----------
Total                         $5,184,240
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

      Income tax expense (benefit) consisted of the following:


                      YEAR ENDED DECEMBER 31
               ------------------------------------
                  1999        1998          1997
Current        $  (4,157)   $(474,000)   $(425,000)
Deferred        (214,853)     324,000      188,549
               ---------    ---------    ---------
Income taxes   $(219,010)   $(150,000)   $(236,451)
               =========    =========    =========

      The effective tax rate on loss before income taxes is different from the prevailing federal income tax rate as follows:

                                                    YEAR ENDED DECEMBER 31
                                              -----------------------------------
                                                1999         1998         1997
Income tax at federal statutory rates (34%)   $(257,767)   $(129,245)   $(228,548)
Tax effect increase (decrease) of:
  State income taxes, net of federal effect      (2,000)      (7,600)     (13,900)
  Other items                                    40,757      (13,155)       5,997
                                              ---------    ---------    ---------
Income taxes                                  $(219,010)   $(150,000)   $(236,451)
                                              =========    =========    =========

      The tax effect of temporary differences giving rise to the Company's net deferred income tax asset (liability) are as follows:

                                                         DECEMBER 31,
                                                   -----------------------
                                                     1999          1998
Gross deferred income tax liabilities:
  Direct financing leases                          $(300,000)   $(446,000)
  Unrealized gain on available-for-sale security     (35,000)    (199,184)
  Other                                                   --      (51,638)
                                                   ---------    ---------
Total                                               (335,000)    (696,822)
                                                   ---------    ---------

Gross deferred income tax assets:
  Alternative minimum tax carryforward                84,000       84,000
  Allowance for possible loan and lease losses        96,000      127,000
  Net operating loss carryforward                    334,000      290,000
  Other                                                4,146           --
                                                   ---------    ---------
Total                                                518,146      501,000
                                                   ---------    ---------

Net deferred income tax asset (liability)          $ 183,146    $(195,822)
                                                   =========    =========

      At December 31, 1999, the Company's net operating loss carryforward aggregates $868,000 and expires in 2010.

7.    REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK

      The Company's Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B nonvoting convertible stock is convertible on a one-for-one basis into Class A common stock of the Company. The stock is redeemable at $10 per share for a 30-day period after the tenth anniversary of the issuance date (April 1990 to September 1991) at the option of the holder (approximately $670,000 is subject to redemption in 2000 and $75,000 in 2001). Shares which are not redeemed during that time are automatically converted to Class A common stock on a one-for-one basis. The following summarizes the amounts pertaining to the Class B nonvoting convertible stock:

                                                                                      DECEMBER 31,
                                                                                  ----------------------
                                                                                    1999         1998
Redeemable Class B nonvoting convertible stock (no par
  value-authorized 100,000 shares, issued and outstanding
  74,500 shares at December 31, 1999 and 1998,
  respectively), at redemption or liquidation value                               $ 745,000    $ 745,000
Unamortized stock issuance costs                                                     (8,024)     (16,047)
                                                                                  ---------    ---------
Class B nonvoting convertible stock                                               $ 736,976    $ 728,953
                                                                                  =========    =========

      During the year ended December 31, 1999 and 1998, the Company allowed redemptions aggregating $0 and $10,000, respectively, outside the standard terms of the stock agreement.

8.    PREFERRED STOCK

      Each share of the Series A preferred stock is entitled to cumulative annual dividends of 8% payable, if as and when declared by the Board of Directors, quarterly. Unpaid dividends accumulate and are payable prior to the payment of dividends on the Company's Class A common stock. The preferred stock is redeemable at any time at the option of the Company, on not less than 30 days written notice to registered holders. The redemption price is $14.28 per share if redeemed during 2000, $14.14 per share if redeemed during 2001, and $14.00 per share if redeemed thereafter, plus, in each case, accumulated unpaid dividends. Unless previously redeemed by the Company, the holders of the preferred stock are entitled at any time to convert each share into .875 shares of Class A common stock. The preferred stock is not entitled to vote on any matter except where the Iowa Corporation Act requires voting as a class, in which case each share of stock shall be entitled to one vote per share on those matters where the preferred stock is voting as a class. The preferred stock is entitled to a preference on liquidation equal to $14.00 per share, plus accumulated unpaid dividends.

9.    COMMON STOCK WARRANTS

      The Company's common stock warrant activity is summarized as follows:

                                                                 EXPIRATION               EXERCISE           NUMBER
                                                                    DATE                    PRICE         OUTSTANDING
Issued to the Parent in 1995 in connection with
  the subordinated note payable restructuring                       2000                    $16.82           118,875
Issued in 1996 in connection with the subordinated
  notes payable offering                                         2001-2004                   16.00            33,011
Issued in 1996 in connection with the preferred
  stock/warrant offering:
    A Warrant                                                       1998                     12.00            30,341
    B Warrant                                                       1999                     14.00            30,341
                                                                                                            --------
Balance at December 31, 1996                                                                                 212,568
Issued in 1997 in connection with the preferred
  stock/warrant offering:
    A Warrant                                                        1998                    12.00            94,659
    B Warrant                                                        1999                    14.00            94,659
                                                                                                            --------
Balance at December 31, 1997                                                                                 401,886
  Exercise of A Warrants                                             1998                    12.00           (48,629)
  Expiration of A Warrrants                                          1998                    12.00           (76,371)
                                                                                                            --------
Balance At December 31, 1998                                                                                 276,886
  Exercise of B Warrants                                             1999                    14.00              (625)
  Expiration of B Warrants                                           1999                    14.00          (124,375)
                                                                                                            --------
Balance at December 31, 1999                                                                                 151,886
                                                                                                            ========


        The Company's Parent exercised 31,250 of the A warrants during 1998 and was issued 31,250 shares of common stock.

10.   PROFIT SHARING PLAN

      The Company participates in a qualified profit sharing plan under Internal Revenue Code Section 401(a), including a qualified cash or deferred arrangement under Section 401(k), sponsored by Berthel Fisher & Company Financial Services, Inc. Under the terms of the plan, each participant may elect to defer compensation from 2% to 15%. A matching contribution equal to 50% of the deferred compensation of all eligible participants will be made by the employer up to 4% of each participant's total compensation. The employee contributions to the plan are fully vested and employer contributions vest over five years. The Company's contribution for the years ended December 31, 1999, 1998 and 1997 aggregated $6,416, $5,695 and $6,356, respectively.

11.   MANAGEMENT AND SERVICES AGREEMENTS

      The Company pays, under an unwritten agreement with the Company's Parent, 50% of the management fees it receives from TIF IX , TIF X and TIF XI (see
      Note 4) to the Company's Parent. The Company's Parent agreed to suspend indefinitely such payment beginning March 1, 1997 due to the Company's operating losses. Such management fees paid to the Company's Parent were $47,146 in 1997.

      In addition, the Company also has an unwritten, month-to-month agreement with its Parent in which the Company's Parent provides management services at a yearly rate of $240,000, $246,667 and $240,000 during 1999, 1998 and
      1997, respectively.

      The Company, from time to time, engages the services of Berthel Fisher & Company Financial Services, Inc., a broker-dealer majority owned by the Company's Parent. In addition, the Company reimburses Berthel Fisher & Company Financial Services, Inc. for operating expenses incurred on its behalf, including certain expenses related to the administrative services agreements discussed in Note 4. The Company also enters into other arrangements with the Parent or its affiliates. Following are the amounts paid or received by the Company to Berthel Fisher & Company or its affiliates related to these arrangements:


                                                        YEAR ENDED DECEMBER 31
                                                    ------------------------------
                                                      1999       1998       1997
Offering expenses incurred in connection with the
  Series A preferred stock and warrant offering     $     --   $     --   $108,621
Interest income                                       84,881     37,186     16,965
Operating expense reimbursements                      26,311     45,300     45,300

12.   COMMITMENTS AND CONTINGENCIES

      The Company is contingently liable, as the general partner, for all debts of TIF IX, TIF X and TIF XI.

      The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF X. The line-of-credit agreement allows TIF X to borrow the lesser of $4 million or 40% of its qualified accounts, as defined in the agreement. The agreement matures on June 30, 2000, is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF X. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent. The balance outstanding under this line-of-credit was $2,556,214 at December 31, 1999 and $15,433 at December 31, 1998.

      The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF XI. The line-of-credit agreement allows TIF XI to borrow the lesser of $4 million or 32% of its qualified accounts, as defined in the agreement. The agreement matures on June 30, 2002, and is cancelable by the lender after giving a 90-day notice. The agreement is collateralized by substantially all assets of TIF XI. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent. The balance outstanding under this line of credit was $1,973,142 at December 31, 1999.

      Telecom Management Systems filed a suit against the Company, TIF IX, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from TIF IX out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, TIF IX had not provided good title. The Company filed a Motion for Summary Judgment, which is still pending. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in Fraud of Creditors. The litigation is on hold until the trustee makes a decision, then the motion for summary judgment must be responded to. No loss, if any, has been recorded in the financial statements with respect to this matter.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value amounts disclosed below are based on estimates prepared by the Company based on valuation methods appropriate in the circumstances. Generally accepted accounting principles do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents, due from affiliates, and other short-term payables approximates their fair value because of the short maturity of those instruments. Also, the Company's available-for-sale securities are reported at market value. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit, interest rate and prepayment risk involved.

      The estimated fair values of the Company's other significant financial instruments are as follows:

                            DECEMBER 31,             DECEMBER 31,
                               1999                    1998
                     ----------------------   -----------------------
                      CARRYING      FAIR        CARRYING      FAIR
                       AMOUNT       VALUE        AMOUNT       VALUE
Notes receivable    $2,414,118    2,414,097   $3,001,952   $2,851,854
Notes payable          190,594      190,891      790,142      790,498
Subordinated debt    4,993,646    4,743,646    4,997,605    4,997,605


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

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's executive officers and directors and their ages and position with the Company are as follows (the terms of the directors have no expiration date):


             Name                           Age           Positions with Company
             ----                           ---           ----------------------
             Thomas J. Berthel              48            President, Chief Executive Officer, Director
             Nancy L. Lowenberg             41            Executive Vice President, General Manager, Director
             Ronald O. Brendengen           45            Treasurer, Chief Operating Officer, Chief Financial Officer, Director
             Leslie D. Smith                52            Secretary
             Emmett J. Scherrman            67            Director
             Von L. Elbert                  61            Director
             James W. Noyce                 44            Director

Thomas J. Berthel, Age 48, Chief Executive Officer (1994-present) of the Company, served as president from the Company's inception to 1994, and was elected President in October, 1996. He also serves as Director (inception to present) of the Company. Mr. Berthel served as President of Berthel Fisher & Company Financial Services, Inc. from its inception to 1993, and since 1993 has served as Chief Executive Officer and a Director of Berthel Fisher & Company Financial Services, Inc. Mr. Berthel also serves as President and Chairman of the Board of Berthel Fisher & Company, the parent company of both the Company and Berthel Fisher & Company Financial Services, Inc. Mr. Berthel serves as the Chairman of the Board and Chief Executive Officer of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. Mr. Berthel also serves in various offices and as a Director of various other subsidiaries of Berthel Fisher & Company. In November, 1995, Mr. Berthel was elected a director of Intellicall, Inc., a publicly traded company. He also serves as the Chairman of the Board of Amana Colonies Golf Course, Inc. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Placement Agent. Mr. Berthel has also served as an individual general partner of eight private leasing programs. Mr. Berthel holds a bachelor's degree from St. Ambrose College, Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa, Iowa City, Iowa (1993).

Nancy L. Lowenberg, age 41, has been elected Executive Vice President and General Manager of the Company beginning January, 1998, and Director since December, 1996. She previously served the Company as Vice President and Chief Operating Officer from January, 1997 to September, 1998. From September 1986 to December, 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids as Vice President Commercial Loans for Iowa. As Vice President Commercial Loans, she was a relationship manager for 62 accounts with approximately $70,000,000 of committed credit. She had responsibility for annual review and maintenance of existing accounts and business development. From 1981 to 1986, Ms. Lowenberg was employed by First Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa. Ms. Lowenberg resigned from the Company effective February 9, 2000.

Ronald O. Brendengen, age 45, is the Treasurer, Chief Operating Officer, Chief Financial Officer and a Director (1988-present) of the Company. He was elected to his current offices in September, 1998. He has served as Secretary (1994-March, 1995), Treasurer, (1998-August, 1995), and Chief Financial Officer (1994-August, 1995) of the Company. He served as Controller (1985-1993), Treasurer (1987-present, Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in

January 1998, of Berthel Fisher & Company, the parent company of the Company. Mr. Brendengen also serves as the Treasurer, Chief Operating Officer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

Leslie D. Smith, age 52, is the Secretary (March, 1995-present) of the Company. Mr. Smith serves as the Secretary and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a reporting company. In 1994, Mr. Smith was named General Counsel of Berthel Fisher & Company, parent company of the Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as an Associate Attorney and as a Senior Attorney for Life Investors, Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990, Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation, where he was responsible for managing the legal department of a GATCH division located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc., in North Sioux City, South Dakota.

Emmett J. Scherrman, age 67, was elected a Director of the Company in August, 1995. Mr. Scherrman graduated in 1953 from Loras College with a B.A. in accounting , and attended the U.S. Army Finance School, Ft. Benjamin Harrison, from 1953 to 1955. Mr. Scherrman served as President (1997 to 1987) and Chairman of the Board and Chief Executive Officer (1987-1990) of LeaseAmerica Corporation, Cedar Rapids, Iowa. Since his retirement from LeaseAmerica in 1990, Mr. Scherrman has served as a consultant to Brenton Bank and Trust Company, Cedar Rapids, Iowa from 1992 to present. Mr. Scherrman currently serves as a Director of Brenton Bank and Trust Company; Treasurer and Director of Oak Hill Engineering, Inc.; Chairman, Board of Trustees, Mount Mercy College; and Treasurer and Member of the Board of Trustees, Mercy Medical Center.

Von L. Elbert, age 61, was elected Director of the Company in October, 1996. He has served as a Director of Berthel Fisher & Company, the parent of the Company, since May, 1991. From 1978 to 1988, Mr. Elbert was the President of TLS, Co., a data processing company. From 1988 to 1996, he served as the Vice President, Treasurer and Chief Financial Officer of Galt Sand Company, a manufacturer of wearing apparel. Mr. Elbert also serves as a director of Mercantile Bank of Eastern Iowa. Mr. Elbert received his BBA degree from the University of Iowa in 1962.

James W. Noyce, age 44, was elected Director of the Company and of the General Partner in September, 1997. Mr. Noyce has been employed by FBL Financial Group, Inc. since 1985. He presently serves as Chief Financial Officer of FBL Financial Group, Inc. (and its affiliates, including Farm Bureau Life Insurance Company), a position he has held since December, 1995. Prior to December, 1995, he served FBL Financial Group, Inc. in various capacities, including, from 1991 to December 1995, as Vice President and Controller. Mr. Noyce graduated in 1978 with a Bachelor of Science and Business Administration (BSBA) in Actuarial Science and Accounting from Drake University College of Business.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company for services rendered during 1997, 1998, and 1999 with respect to the Chief Executive Officer and the President of the Company:

                          SUMMARY OF COMPENSATION TABLE

                                                                    ANNUAL COMPENSATION
                                            -------------------------------------------------------------------------
Name and                                                                        Other Annual           All Other
Principal Position                Year         Salary       Bonus               Compensation        Compensation(1)
------------------                ----         ------       -----               ------------        ---------------
Thomas J. Berthel
Chief Executive Officer           1997          $-0-         $-0-                     $ -0-          $ 22,060 (2)
                                  1998          $-0-         $-0-                     $ -0-            $  -0- (2)
                                  1999          $-0-         $-0-                     $ -0-            $  -0- (2)

-------------------
(1) Beginning with meetings held after August 1, 1995, directors of the Company who are also employees of the Company or affiliates of the Company are paid meeting fees of $150 per meeting; directors of the Company who are not also employees of the Company or affiliates of the Company are paid meeting fees of $250 per meeting.

(2) Includes fees received from the parent of the Company for services provided by Mr. Berthel to Telecommunications Income Fund IX, L.P. and Telecommunications Income Fund X, L.P., two limited partnerships for which the Company serves as general partner.

The Company pays, under an unwritten agreement with the Company's parent, 50% of the management fees it receives from TIF IX, TIF X, and TIF XI to the Company's parent. The Company's parent agreed to suspend indefinitely such payment beginning March 1, 1997 due to the Company's operating losses. Such management fees paid to the Company's parent were $0, $0, and $47,146 during 1999, 1998, and 1997, respectively.

In addition, the Company also has an unwritten, month-to-month agreement with its parent in which the Company's parent provides management services at a yearly rate of $240,000, $246,667, and $240,000 during 1999, 1998 and 1997, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Substantially all of the common voting stock of the Company is owned by Berthel Fisher & Company. The following table sets forth, as of December 31, 1999, the number of shares of the common stock of Berthel Fisher & Company (the parent of the Company) beneficially owned by (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each person known by the Company to beneficially own more than five percent of the outstanding shares of the common stock of Berthel Fisher & Company, and (iv) all executive officers and directors of the Company as a group.

                     NAME AND ADDRESS OF                          NUMBER OF SHARES               PERCENT OF OUT-
TITLE OF CLASS       BENEFICIAL OWNER                            BENEFICIALLY OWNED(1)          STANDING SHARES (2)
--------------       ----------------                            ---------------------          -------------------
Common               Thomas J. Berthel (3)
                     100 Second Street SE                                416,583                        42.96%
                     Cedar Rapids, IA  52401

Common               Ronald O. Brendengen
                     100 Second Street SE                                 27,360                         2.82%
                     Cedar Rapids, IA  52401

Common               Fred P. Fisher (4)
                     10875 Benson Drive, Ste. 130                        112,631                        11.61%
                     Overland Park, KS  66210

Common               Gary L. Rickels
                     Rural Route #1                                       93,808                         9.67%
                     Center Junction, IA  52212

Common               Von L. Elbert
                     315 Andover Lane SE                                  46,287                         4.77%
                     Cedar Rapids, IA  52403

Common               All executive officers and directors of
                     the Company as a group (seven persons)              490,230                        50.55%

----------------------

(1) Unless otherwise indicated, each person has sole voting and dispositive power over such shares.

(2) Based on 969,752 shares of the common stock of Berthel Fisher & Company outstanding at December 31, 1999.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company serves as the general partner of three publicly held limited partnerships, Telecommunications Income Fund IX, L.P. ("TIF IX"), Telecommunications Income Fund X, L.P. ("TIF X") and Telecommunications Income Fund XI, L.P. ("TIF XI"), for which the Company receives management fees. TIF IX is in its liquidation phase and no longer pays a management fee to the Company. TIF X entered its liquidation phase on December 31, 1999, at which time management fees ceased. The Company had entered into a consulting contract with Mr. Thomas J. Berthel that provided for twenty percent of the management fee from TIF IX to be paid to Mr. Berthel for consulting services provided to the Company in connection with its obligations as the general partner of TIF IX. The consulting fees paid to Mr. Berthel on account of services provided to TIF IX were $11,219, $0, and $0 in 1997, 1998, and 1999, respectively. Mr. Berthel also provides consulting services to the Company in connection with the Company's obligations as general partner of TIF X. In connection with these services, Mr. Berthel was paid $10,841, $0, and $0 in 1997, 1998, and 1999, respectively. The payment of these fees were suspended indefinitely beginning March 1, 1997.

Certain administrative, managerial, consulting and operational services are provided to the Company by its parent, Berthel Fisher & Company ("BFC"). Prior to October, 1995, these services were provided on a month to month basis pursuant to terms established from time to time by the Board of Directors of the Company and the Board of Directors of BFC. The amount of fees were determined on an annual basis by the Boards of Directors of the Company and BFC. In October, 1995, the Company and BFC entered into a unwritten agreement whereby BFC would continue to provide these services for the period ending December 31, 1996, and thereafter on an annual basis subject to the approval of the Boards of Directors of both companies. The agreement specifies the services to be provided. The annual charges under this agreement were $240,000, $246,667, and $240,000 during 1999, 1998, and 1997, respectively.

The Company has three leases with Internet Navigator, Inc. having a total net investment of $172,964 at December 31, 1999. Mr. Von L. Elbert, a director of the Company, has guaranteed these leases. Mr. Elbert has a 16% interest in Internet Navigator, Inc. TIF IX has two leases with Internet Navigator, Inc. having a total net investment of $35,131 at December 31, 1999.

Also see notes 2 and 11 to the financial statements with respect to other miscellaneous transactions with the Company's parent or its affiliates.

Berthel Fisher & Company owns 95.17% of the Company's Class A common stock.

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

(b) Reports on Form 8-K

                  No reports on Form 8-K were filed in the fourth quarter of 1999.

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


                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
                                  (REGISTRANT)


By Berthel Fisher & Company Leasing, Inc.

By: /s/ Thomas J. Berthel                               Date:   March 24, 2000
    -------------------------------------
Thomas J. Berthel
President, Chief Executive Officer


By Berthel Fisher & Company Leasing, Inc.
By: /s/  Ronald O. Brendengen                           Date:   March 24, 2000
    --------------------------------------
Ronald O. Brendengen
Chief Operating Officer,
Chief Financial Officer, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Berthel                                    Date:   March 24, 2000
------------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.

/s/ Ronald O. Brendengen                                 Date:   March 24, 2000
------------------------------------------
Ronald O. Brendengen
C.O.O, C.F.O., Treasurer, Director
Berthel Fisher & Company Leasing, Inc.

/s/ Daniel P. Wegmann                                    Date:   March 24, 2000
------------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.