Form 10QSB
period 2000-03-31
BERTHEL FISHER & CO LEASING INC
filed 2000-05-09
CIK 1002918

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

                        701 Tama Street Marion, IA 52302
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (319) 447-5700
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
     ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 453,154 shares of Class A common stock as of May 5, 2000

       Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                                      ---    ---

                     BERTHEL FISHER & COMPANY LEASING, INC.

                                      INDEX


                                                                                                       Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

              Balance Sheet - March 31, 2000                                                             3

              Statements of Operations and Comprehensive Income (Loss) -
              three months ended March 31, 2000 and 1999                                                 4

              Statements of Cash Flows - three months ended March 31, 2000 and 1999                      5

              Notes to Financial Statements                                                              6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                                                 8



PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                         11

Item 2.       Changes in Securities                                                                     11

Item 3.       Defaults Upon Senior Securities                                                           11

Item 4.       Submission of Matters to a Vote of Security Holders                                       11

Item 5.       Other Information                                                                         11

Item 6.       Exhibits and Reports on Form 8-K                                                          11


Signatures                                                                                              12

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2000

ASSETS:
Cash and cash equivalents                                                        $   237,305
Notes receivable                                                                   2,312,304
Net investment in direct financing leases (Note 2)                                 1,262,598
Allowance for possible loan and lease losses (Note 3)                               (499,929)
                                                                                 -----------
Notes receivable and direct financing leases, net                                  3,074,973
Equipment under operating leases, less accumulated depreciation of $101,194          117,841
Due from affiliates                                                                  304,558
Receivable from parent under tax allocation agreement                                979,807
Investments in:
      Limited partnerships (Note 5)                                                   31,763
      Not readily marketable equity securities, at cost                              657,695
      Available-for-sale equity securities, at fair value                            382,814
Furniture and equipment, less accumulated depreciation of $164,981                    62,509
Deferred income taxes                                                                183,146
Deferred costs, less accumulated amortization of $425,367                            143,020
Other receivables                                                                     50,952
Other assets                                                                          27,109
                                                                                 -----------
TOTAL                                                                            $ 6,253,492
                                                                                 ===========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES:
Trade accounts payable                                                           $    74,282
Due to affiliates                                                                    110,155
Accrued expenses                                                                      50,284
Dividends payable                                                                     34,904
Lease security deposits                                                               99,867
Notes payable (Note 4)                                                                12,996
Subordinated notes payable (Note 4)                                                2,993,907
Subordinated debenture payable to parent (Note 4)                                  2,000,000
                                                                                 -----------
Total liabilities                                                                  5,376,395
                                                                                 -----------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 6)                              738,982
                                                                                 -----------

STOCKHOLDERS' EQUITY:
SeriesA preferred stock, no par value-authorized 125,000 shares, issued and outstanding 125,000 shares ($1,750,000 liquidation
      value, convertible into 109,375 shares of Class A common stock) (Note 7)     1,621,422
Class A common stock, no par value-authorized 1,000,000 shares,
      issued and outstanding 453,154 shares                                          878,703
Common stock warrants                                                                  6,002
Accumulated deficit                                                               (2,352,084)
Unrealized loss on available-for-sale securities, net of tax effect                  (15,928)
                                                                                 -----------
Total stockholders' equity                                                           138,115
                                                                                 -----------
TOTAL                                                                            $ 6,253,492
                                                                                 ===========


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                            March 31
                                                                    2000               1999
                                                                    ----               ----
Revenues:
      Income from direct financing leases                        $  19,926           $  51,807
      Interest income                                               93,869             126,747
      Management, administrative, and acquisition
         fees from affiliates                                      207,540             198,516
      Gain on early terminations                                     4,723              15,631
      Other revenues                                                35,517              19,407
                                                                 ---------           ---------
Total revenues                                                     361,575             412,108
                                                                 ---------           ---------

Expenses:
      Employee compensation and benefits                           107,542              80,618
      Management fees to affiliates                                 66,000              60,000
      Interest expense                                             129,523             148,452
      Provision for possible loan and lease losses                   9,405               5,764
      Other expenses                                               137,351             183,837
                                                                 ---------           ---------
Total expenses                                                     449,821             478,671
                                                                 ---------           ---------

Loss before income taxes                                           (88,246)            (66,563)
Income tax credit                                                  (30,858)            (23,388)
                                                                 ---------           ---------

Net loss                                                           (57,388)            (43,175)

Comprehensive income (loss):
      Unrealized gain (loss) on available-for-
          sale securities, net of tax                              (69,686)            349,788
                                                                 ---------           ---------

Comprehensive income (loss)                                      $(127,074)          $ 306,613
                                                                 =========           =========

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                                      (57,388)            (43,175)
     Dividends on convertible preferred stock  (Note 7)            (34,904)            (34,520)
                                                                 ---------           ---------
     Net loss attributable to Class A stock                      $ (92,292)          $ (77,695)
                                                                 =========           =========

     Basic                                                       $    (.20)          $    (.17)
                                                                 =========           =========
     Fully Diluted                                               $    (.20)          $    (.17)
                                                                 =========           =========

Weighted average common shares outstanding                         453,154             452,529
                                                                 =========           =========


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                              MARCH 31, 2000            MARCH 31, 1999
                                                                              --------------            --------------
OPERATING ACTIVITIES
Net loss                                                                         $ (57,388)               $ (43,175)
Adjustments to reconcile to net cash from operating activities:
   Gain on early termination of leases and notes                                    (4,723)                 (15,631)
   Dividend income received in form of common stock                                   (359)                     -0-
   Depreciation                                                                     23,231                   19,309
   Amortization                                                                     31,793                   50,032
   Provision for possible loan and lease losses                                      9,405                    5,764
Changes in operating assets and liabilities:
     Due from affiliates                                                           217,725                  (14,610)
     Receivable from parent under tax allocation agreement                         (27,143)                 (30,099)
     Other receivables                                                             (13,199)                     -0-
     Other assets                                                                   (7,990)                  52,614
     Outstanding checks in excess of bank balance                                      -0-                 (424,053)
     Trade accounts payable                                                        (27,107)                 (30,776)
     Due to affiliates                                                              (5,329)                   5,571
     Accrued expenses                                                             (101,737)                 (13,027)
                                                                                 ---------                ---------
Net cash from operating activities                                                  37,179                 (438,081)
                                                                                 ---------                ---------

INVESTING ACTIVITIES
Purchases of equipment for direct financing leases                                  (9,668)                 (62,362)
Repayments of direct financing leases                                               74,832                  100,271
Repayments of notes receivable                                                     101,814                  128,555
Proceeds from sale or early termination of direct financing leases                  10,113                   85,723
Net lease security deposits paid                                                    (3,315)                  (3,595)
Purchases of furniture and equipment                                                (2,000)                    (735)
                                                                                 ---------                ---------
Net cash from investing activities                                                 171,776                  247,857
                                                                                 ---------                ---------

FINANCING ACTIVITIES
Repayment of demand note payable to parent                                        (175,000)                (200,000)
Repayments of other borrowings                                                      (2,597)                  (8,086)
Dividends paid on Series A preferred stock                                         (35,288)                 (35,288)
                                                                                 ---------                ---------
Net cash from financing activities                                                (212,885)                (243,374)
                                                                                 ---------                ---------

Net decrease in cash and cash equivalents                                           (3,930)                (433,598)
Cash and cash equivalents at beginning of period                                   241,235                  697,072
                                                                                 ---------                ---------
Cash and cash equivalents at end of period                                       $ 237,305                $ 263,474
                                                                                 =========                =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                    $ 133,902                $ 149,088
Amortization of Class B nonvoting convertible stock issuance costs                   2,006                    2,006
Change in unrealized gain on security, net of tax effect                           (69,686)                 349,788


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 financial statement presentation.

2.  NET INVESTMENT IN DIRECT FINANCING LEASES
The Company's net investment in direct financing leases at March 31, 2000 consists of:

         Minimum lease payments receivable                        $   1,351,557
         Estimated unguaranteed residual values                          92,221
         Unamortized initial direct costs                                 4,651
         Unearned income                                               (185,831)
                                                                  -------------
         Net investment in direct financing leases                $   1,262,598
                                                                  =============

3.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
The change in the allowance for possible loan and lease losses for the three months ended March 31, 2000 is as follows:

         Balance at December 31, 1999                             $     494,764
         Provision                                                        9,405
         Recoveries                                                       1,426
         Charge-offs                                                     (5,666)
                                                                  -------------
         Balance at March 31, 2000                                $     499,929
                                                                  =============

4.  CREDIT ARRANGEMENTS
Notes payable at March 31, 2000 consists of:

         Installment loan agreement with a bank, 10.5%, maturing
              in 2003 with subjective acceleration clauses,
              collateralized by certain direct financing leases   $      12,996
                                                                  -------------
         Notes payable                                            $      12,996
                                                                  =============

Subordinated debt at March 31, 2000 consists of the following:

         Uncollateralized subordinated debenture payable to
              Parent, floating interest rate, maturing in 2005 $ 2,000,000 Uncollateralized subordinated notes payable, 9.5%
              to 10%, maturing in 2001 and 2004                       2,993,907
                                                                  -------------
         Total subordinated debt                                  $   4,993,907
                                                                  =============

5.  COMMITMENTS AND CONTINGENCIES
The Company is the general partner in three limited partnerships, Telecommunications Income Fund IX, L.P. ("TIF IX"), Telecommunications Income Fund X, L.P. ("TIF X"), and Telecommunications Income Fund XI, L.P. ("TIF XI") collectively referred to as the "TIFS". The Company is contingently liable for all debts of TIF IX, X and XI as the general partner.

The Company has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF XI. The line-of-credit agreement allows TIF XI to borrow the lesser of $4,400,000 or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $412,980 at March 31, 2000. The agreement matures on June 30, 2002, is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF XI. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

The Company is also a guarantor for a line-of-credit agreement with a bank of the Company's Parent. The line-of-credit is for $1,000,000 and bears interest at 1.5% above the prime rate. The balance on this line-of-credit was $763,184 at March 31, 2000.

6.  REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK
The Company's Redeemable Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B nonvoting convertible is convertible on a one-for-one basis up to a maximum of 20% of the Class A common stock of the Company after conversion. The stock is redeemable at $10 per share for a 30-day period after the tenth anniversary of the issuance date (April, 1990 to September, 1991) at the option of the holder. Shares which are not redeemed during that time are automatically converted to Class A common stock on a one-for-one basis.

The following summarizes the amounts pertaining to the Class B nonvoting convertible stock as set forth in the balance sheets at March 31, 2000:

       Class B nonvoting convertible stock (no par value-authorized
         100,000 shares, issued and outstanding 74,500 shares) at
         redemption or liquidation value                             $ 745,000
       Unamortized stock issuance costs                                 (6,018)
                                                                     ---------
                                                                     $ 738,982

7.  PREFERRED STOCK
Each share of the Series A preferred stock is entitled to cumulative annual dividends of 8% payable, if as and when declared by the Board of Directors, quarterly. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Company's Class A common stock. The preferred stock is redeemable at any time at the option of the Company, on not less than 30 days written notice to registered holders. The redemption price shall be $14.28 per share if redeemed during 2000, $14.14 per share if redeemed during 2001, and $14.00 per share if redeemed thereafter, plus, in each case, accumulated unpaid dividends. Unless previously redeemed by the Company, the holders of the preferred stock are entitled at any time to convert each share into .875 shares of Class A common stock. The preferred stock is not entitled to vote on any matter except where the Iowa Corporation Act requires voting as a class, in which case each share of stock shall be entitled to one vote per share on those matters where the preferred stock is voting as a class. The preferred stock is entitled to a preference on liquidation equal to $14.00 per share, plus accumulated dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Total revenues in the three months ended March 31, 2000 decreased $50,533 compared to the same period in 1999. Income from direct financing leases decreased $31,881 and interest income decreased $32,878. This is primarily due to the decrease in net investment of direct financing leases and notes receivable, which totalled $4,769,947 at March 31, 1999 and $3,574,902 at March 31, 2000.

The Company receives management, administrative, and acquisition fees from the TIFS. This revenue totalled $207,540 for the first quarter of 2000 compared to $198,516 for the same period a year ago. The Company receives a monthly administrative fee from each of the TIFS and for the first quarter of 2000 was $10,000 for TIF IX, $21,000 for TIF X, and $36,000 for TIF XI. TIF X entered its liquidation phase on December 31, 1999 and, therefore, the management fee from TIF X, equal to $54,888 for the first quarter of 1999, was discontinued. Currently, the Company receives a management fee equal to 2% of rental and note payments for TIF XI, which was $74,617 for the first quarter of 2000. TIF XI also pays the Company an equipment acquisition fee equal to 5% of the equipment cost for new leases and notes receivable, which amounted to $65,923 in the first quarter of 2000. TIF XI's offering period ended December 23, 1999, which may result in a lower volume of new leases and notes receivable, and therefore, lower acquisition fee income in future periods.

Total expenses decreased $28,850 in the first quarter of 2000 compared to the same period of 1999. Interest expense decreased from $148,452 in 1999 to $129,523 in 2000. General and administrative expenses decreased from $183,837 in 1999 to $137,351 in 2000 due to fewer leases and notes being originated by the Company. Employee compensation and benefits increased $26,924 from the first quarter of 1999 compared to the first quarter of 2000 as a result of commissions paid for leases originated in TIF XI (for which the Company receives an acquisition fee) and for leases financed by other leasing companies. When leases are financed by other leasing companies, the Company serves as a broker, and receives a commission from the other leasing company. The Company then pays a commission to its salesperson out of the revenue received. Commission revenue totalled $22,108 for the first quarter of 2000 and is included in other income.

The Company had a net loss for the first quarter of 2000 of $57,388, and a comprehensive loss of $127,074, as a result of an unrealized loss on securities available for sale of $69,686, net of the tax effect. The unrealized loss is due to the decline in market value of common stock of Murdock Communications Corporation ("Murdock"). Securities classified as available for sale include 147,274 common shares of Murdock and 43,631 common shares of HLM Design, Inc. The Company also holds 398,185 common shares of Murdock as not readily marketable, at cost, due to certain requirements under Rule 144 of the Securities and Exchange Commission. The Company also has warrants to purchase 79,279 common shares of Murdock at an exercise price of $1.125 per share. At March 31, 2000, the market price of Murdock was $1.06 per share. As of April 20, 2000, the price of Murdock had dropped approximately 40% to $.64 per share. The net unrealized loss is shown on the income statement as other comprehensive income and is taken directly to stockholders' equity on the balance sheet. Securities held as available for sale are carried on the balance sheet at fair market value.

As of March 31, 2000 there were nine customers with payments owed to the Company which were over 90 days past due. When payments are past due more than 90 days, the Company discontinues recognizing income on those customer contracts. The total net investment on these contracts was $1,322,332 at March 31, 2000. One customer has two contracts past due with a total net investment of $1,266,648 at March 31, 2000. The Company also has a note receivable with an affiliate of the past due customer mentioned previously with a principal balance remaining of $705,012 at March 31, 2000. This note was not past due more than 90 days at March 31, 2000; the last date a payment was received for this note was March 23, 2000. Management will continue to monitor these contracts and take the necessary steps to protect the Company's investment.

The Company's portfolio of leases and notes receivable are concentrated in telecommunications equipment, home water treatment equipment, and computer equipment, representing approximately 47%, 22%, and 18%, respectively, of the portfolio at March 31, 2000. Two lessees account for approximately 55% of the Company's lease and notes receivable portfolio at March 31, 2000. One of those customers is past due over 90 days and has a total net investment of $1,266,648, as mentioned above. This customer represents approximately 35% of the Company's net investment in direct financing leases and notes receivable at March 31, 2000. The other customer, a related party to the past due customer above, represents approximately 20% of the portfolio at March 31, 2000.

YEAR 2000 ISSUE
As of the date of this filing, the Company has encountered no problems relating to the year 2000 issue. The Company is not aware of any year 2000 problems or situations encountered by its customers, vendors, affiliates, or others.

LIQUIDITY AND CAPITAL RESOURCES
The Company relies primarily upon debt financing to originate its leases and notes receivable. Management is currently attempting to establish a line of credit with a financial institution.

The Company had a note payable to the Parent, bearing interest at 10.5%, payable on demand. At December 31, 1999, the balance on this note payable was $175,000. The Company paid off this note payable in March 2000. The Company had a note receivable from TIF X for $300,000 at December 31, 1999, which was paid in full in February, 2000, plus accrued interest.

From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. This type of financing permits the Company to plan for a specific return on a portion of its lease portfolio. At March 31, 2000, the Company had outstanding borrowings of $12,996 from various banks in fixed rate loan transactions.

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

The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as TIF XI. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. Sources for obtaining capital include the sale of existing leases owned by the Company, obtaining new capital from the Company's Parent, and obtaining a line of credit agreement. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of leases cannot be found, interest rates increase, the Company's Parent has no funds available to it, the Company is unable to secure a line of credit, or the Company fails to operate effectively. Management anticipates that cash flows from operations and financing from the Company's parent will be adequate to satisfy the Company's minimum capital requirements for the next twelve months, including funding, if necessary, approximately $670,000 of redeemable Class B nonvoting convertible stock that is subject to redemption in 2000.

Management's plans for future profitability anticipate the need for the sponsorship of another public limited partnership. The Company may register interests in a new limited partnership, possibly within the next twelve months, and would serve as the general partner. The partnership interests are intended to be offered publicly and registered under the Securities Act of 1933. Upon the successful offering of the partnership interests, the Company would generate revenue from management and acquisition fees. No assurance can be provided that the offering of limited partnership interests will be approved by the Securities and Exchange Commission, that the Company would be successful in offering these partnership units to the public, or that the Company would be profitable upon completion of the offering.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Telcom Management Systems filed a suit against the Company, TIF IX, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from TIF IX out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, TIF IX had not provided good title. The Company filed a Motion for Summary Judgement, which is still pending. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in fraud of creditors. The bankruptcy court has granted several extensions and the litigation is on hold until the trustee makes a decision, then the Motion for Summary Judgement must be responded to. No loss, if any, has been recorded in the financial statements with respect to this matter.

ITEM 2. CHANGES IN SECURITIES
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        a.  Exhibits - None
        b. No reports on Form 8-K were filed for the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
                                  (Registrant)



Date: May 5, 2000                     /s/ Ronald O. Brendengen
      -----------                     -----------------------------------------
                                      Ronald O. Brendengen, Chief Financial
                                      Officer, Treasurer



Date: May 5, 2000                     /s/ Daniel P. Wegmann
      -----------                     -----------------------------------------
                                      Daniel P. Wegmann, Controller