Form 10QSB
period 2000-06-30
BERTHEL FISHER & CO LEASING INC
filed 2000-08-08
CIK 1002918

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 453,154 shares of Class A common stock as of July 20, 2000

     Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                                   ---     ---

                     BERTHEL FISHER & COMPANY LEASING, INC.

                                      INDEX

                                                                                            Page
                                                                                            ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

              Balance Sheet - June 30, 2000                                                   3

              Statements of Operations and Comprehensive Loss -
              three months ended June 30, 2000 and 1999                                       4

              Statements of Operations and Comprehensive Loss -
              six months ended June 30, 2000 and 1999                                         5

              Statements of Cash Flows - six months ended June 30, 2000 and 1999              6

              Notes to Financial Statements                                                   7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                       9


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                              12

Item 2.       Changes in Securities                                                          12

Item 3.       Defaults Upon Senior Securities                                                12

Item 4.       Submission of Matters to a Vote of Security Holders                            12

Item 5.       Other Information                                                              12

Item 6.       Exhibits and Reports on Form 8-K                                               12


Signatures                                                                                   13

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2000

ASSETS:
Cash and cash equivalents                                                        $   452,555
Notes receivable                                                                   1,993,571
Net investment in direct financing leases (Note 2)                                   616,219
Allowance for possible loan and lease losses (Note 3)                               (469,754)
                                                                                 -----------
Notes receivable and direct financing leases, net                                  2,140,036
Equipment under operating leases, less accumulated depreciation of $108,978          107,556
Due from affiliates                                                                  340,519
Receivable from parent under tax allocation agreement                              1,040,787
Investments in:
      Limited partnerships (Note 5)                                                   30,097
      Not readily marketable equity securities, at cost                            1,230,380
      Available-for-sale equity securities, at fair value                            242,232
Furniture and equipment, less accumulated depreciation of $172,743                    54,747
Deferred income taxes                                                                183,146
Deferred costs, less accumulated amortization of $453,786                            114,600
Other receivables                                                                     18,757
Other assets                                                                          23,734
                                                                                 -----------
TOTAL                                                                            $ 5,979,146
                                                                                 ===========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT
LIABILITIES:
Trade accounts payable                                                           $    56,918
Due to affiliates                                                                    110,411
Accrued expenses                                                                      33,877
Dividends payable                                                                     34,904
Lease security deposits                                                               90,821
Notes payable (Note 4)                                                                12,057
Subordinated notes payable (Note 4)                                                2,994,168
Subordinated debenture payable to parent (Note 4)                                  2,000,000
                                                                                 -----------
Total liabilities                                                                  5,333,156
                                                                                 -----------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 6)                              655,988
                                                                                 -----------

STOCKHOLDERS' DEFICIT:
Series A preferred stock, no par value-authorized 125,000 shares, issued and outstanding 125,000 shares ($1,750,000 liquidation
      value, convertible into 109,375 shares of Class A common stock) (Note 7)     1,621,422
Class A common stock, no par value-authorized 1,000,000 shares,
      issued and outstanding 453,154 shares                                          878,703
Common stock warrants                                                                  6,002
Accumulated deficit                                                               (2,412,979)
Unrealized loss on available-for-sale securities, net of tax effect                 (103,146)
                                                                                 -----------
Total stockholders' deficit                                                           (9,998)
                                                                                 -----------
TOTAL                                                                            $ 5,979,146
                                                                                 ===========

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                            Three Months Ended
                                                                 June 30
                                                            2000        1999
                                                            ----        ----
Revenues:
      Income from direct financing leases                $  17,374    $  43,859
      Interest income                                      179,448      109,065
      Management, administrative, and acquisition
         fees from affiliates                              126,612      227,945
      Loss on early terminations                              (689)     (31,040)
      Other revenues                                        53,339       26,566
                                                         ---------    ---------
Total revenues                                             376,084      376,395
                                                         ---------    ---------

Expenses:
      Employee compensation and benefits                    70,953      112,935
      Management fees to affiliates                         66,000       60,000
      Interest expense                                     126,717      141,868
      Provision for possible loan and lease losses          15,151      103,966
      Other expenses                                       136,040      172,904
                                                         ---------    ---------
Total expenses                                             414,861      591,673
                                                         ---------    ---------

Loss before income taxes                                   (38,777)    (215,278)
Income tax credit                                          (14,794)     (82,882)
                                                         ---------    ---------

Net loss                                                   (23,983)    (132,396)

Comprehensive loss:
      Unrealized loss on available-for-
          sale securities, net of tax                      (87,218)    (328,230)
                                                         ---------    ---------

Comprehensive loss                                       $(111,201)   $(460,626)
                                                         =========    =========

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                            $ (23,983)   $(132,396)
     Dividends on convertible preferred stock  (Note 7)    (34,904)     (34,904)
                                                         ---------    ---------
     Net loss attributable to Class A stock              $ (58,887)   $(167,300)
                                                         =========    =========

     Basic                                               $    (.13)   $    (.37)
                                                         =========    =========
     Fully Diluted                                       $    (.13)   $    (.37)
                                                         =========    =========

Weighted average common shares outstanding                 453,154      453,051
                                                         =========    =========

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                Six Months Ended
                                                                    June 30
                                                              2000           1999
                                                              ----           ----
Revenues:
      Income from direct financing leases                 $    37,300    $    95,666
      Interest income                                         273,317        235,812
      Management, administrative, and acquisition
         fees from affiliates                                 334,152        426,461
      Gain (loss) on early terminations                         4,034        (15,409)
      Other revenues                                           88,856         45,973
                                                          -----------    -----------
Total revenues                                                737,659        788,503
                                                          -----------    -----------

Expenses:
      Employee compensation and benefits                      178,495        190,336
      Management fees to affiliates                           132,000        120,000
      Interest expense                                        256,240        290,320
      Provision for possible loan and lease losses             24,556        109,730
      Other expenses                                          273,391        359,958
                                                          -----------    -----------
Total expenses                                                864,682      1,070,344
                                                          -----------    -----------

Loss before income taxes                                     (127,023)      (281,841)
Income tax credit                                             (45,652)      (106,270)
                                                          -----------    -----------

Net loss                                                      (81,371)      (175,571)

Comprehensive income (loss):
      Unrealized gain (loss) on available-for-
          sale securities, net of tax                        (156,904)        21,558
                                                          -----------    -----------

Comprehensive loss                                        $  (238,275)   $  (154,013)
                                                          ===========    ===========

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                             $   (81,371)   $  (175,571)
     Dividends on convertible preferred stock (Note 7)        (69,808)       (69,424)
                                                          -----------    -----------
     Net loss attributable to Class A stock               $  (151,179)   $  (244,995)
                                                          ===========    ===========

     Basic                                                $      (.33)   $      (.54)
                                                          ===========    ===========
     Fully Diluted                                        $      (.33)   $      (.54)
                                                          ===========    ===========

Weighted average common shares outstanding                    453,154        452,791
                                                          ===========    ===========

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                    JUNE 30, 2000  JUNE 30, 1999
                                                                    -------------  -------------
OPERATING ACTIVITIES
Net loss                                                             $   (81,371)   $  (175,571)
Adjustments to reconcile to net cash from operating activities:
     Loss (gain) on early termination of leases and notes                 (4,034)        15,409
     Dividend income received in form of common stock                       (660)           -0-
     Depreciation                                                         37,750         38,007
     Amortization                                                         63,389         93,336
     Provision for possible loan and lease losses                         24,556        109,730
Changes in operating assets and liabilities:
     Due from affiliates                                                 181,764        (34,952)
     Receivable from parent under tax allocation agreement               (34,019)      (107,679)
     Other receivables                                                    18,997            -0-
     Other assets                                                         (4,615)       122,442
     Outstanding checks in excess of bank balance                            -0-       (424,053)
     Trade accounts payable                                              (44,471)       (56,039)
     Due to affiliates                                                    (5,073)        (4,867)
     Accrued expenses                                                   (118,144)          (192)
                                                                     -----------    -----------
Net cash from operating activities                                        34,069       (424,429)
                                                                     -----------    -----------

INVESTING ACTIVITIES
Purchases of equipment for direct financing leases                       (28,991)      (125,164)
Repayments of direct financing leases                                    283,061        184,424
Repayments of notes receivable                                           240,971        243,015
Proceeds from sale or early termination of direct financing leases        30,301         82,902
Net lease security deposits paid                                         (12,362)       (15,834)
Purchases of furniture and equipment                                      (2,000)          (735)
Proceeds from sale of furniture and equipment                                -0-          1,350
                                                                     -----------    -----------
Net cash from investing activities                                       510,980        369,958
                                                                     -----------    -----------

FINANCING ACTIVITIES
Proceeds from exercise of stock warrants                                     -0-          8,400
Repayment of demand note payable to parent                              (175,000)      (200,000)
Repayments of other borrowings                                            (3,537)       (13,144)
Redemption of Class B stock                                              (85,000)           -0-
Dividends paid on Series A preferred stock                               (70,192)       (69,808)
                                                                     -----------    -----------
Net cash from financing activities                                      (333,729)      (274,552)
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                     211,320       (329,023)
Cash and cash equivalents at beginning of period                         241,235        697,072
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $   452,555    $   368,049
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                        $   260,619    $   292,775
Amortization of Class B nonvoting convertible stock issuance costs         4,012          4,012
Change in unrealized gain (loss) on securities, net of tax effect       (156,904)        21,558
Non-cash note conversion                                               1,117,789            -0-


See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 financial statement presentation.

2.  NET INVESTMENT IN DIRECT FINANCING LEASES
The Company's net investment in direct financing leases at June 30, 2000 consists of:

         Minimum lease payments receivable                       $     601,333
         Estimated unguaranteed residual values                         87,585
         Unamortized initial direct costs                                3,009
         Unearned income                                               (75,708)
                                                                 -------------
         Net investment in direct financing leases               $     616,219
                                                                 =============

3.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
The change in the allowance for possible loan and lease losses for the six months ended June 30, 2000 is as follows:

         Balance at December 31, 1999                            $     494,764
         Provision                                                      24,556
         Recoveries                                                     29,831
         Charge-offs                                                   (79,397)
                                                                 -------------
         Balance at June 30, 2000                                $     469,754
                                                                 =============

4.  CREDIT ARRANGEMENTS
Notes payable at June 30, 2000 consists of:

         Installment loan agreement with a bank, 10.5%, maturing in 2003 with subjective acceleration clauses, collateralized
              by certain direct financing leases                 $      12,057
                                                                 -------------
         Notes payable                                           $      12,057
                                                                 =============

Subordinated debt at June 30, 2000 consists of the following:

         Uncollateralized subordinated debenture payable to
              Parent, floating interest rate, maturing in 2005 $ 2,000,000 Uncollateralized subordinated notes payable, 9.5%
              to 10%, maturing in 2001 and 2004                      2,994,168
                                                                 -------------
         Total subordinated debt                                 $   4,994,168
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

The Company has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF XI. The line-of-credit agreement allows TIF XI to borrow the lesser of $4,400,000 or 32% of its qualified accounts, as defined in the agreement. The balance outstanding under this line-of-credit was $506,847 at June 30, 2000. The agreement matures on June 30, 2002, is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF XI. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent.

The Company is also a guarantor for a line-of-credit agreement with a bank of the Company's Parent. The line-of-credit is for $1,000,000, bears interest at 1.5% above the prime rate, and expires June 30, 2001. The balance on this line-of-credit was $-0- at June 30, 2000.

6.  REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK
The Company's Redeemable Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B nonvoting convertible is convertible on a one-for-one basis up to a maximum of 20% of the Class A common stock of the Company after conversion. The stock is redeemable at $10 per share for a 30-day period after the tenth anniversary of the issuance date (April, 1990 to September, 1991) at the option of the holder. The Company redeemed $85,000 of Class B stock during the quarter ending June 30, 2000. Shares which are not redeemed during that time are automatically converted to Class A common stock on a one-for-one basis.

The following summarizes the amounts pertaining to the Class B nonvoting convertible stock as set forth in the balance sheets at June 30, 2000:

       Class B nonvoting convertible stock (no par value-authorized
         100,000 shares, issued and outstanding 66,000 shares) at
         redemption or liquidation value                            $   660,000
       Unamortized stock issuance costs                                  (4,012)
                                                                    -----------
                                                                    $   655,988
                                                                    ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Total revenues in the six months ended June 30, 2000 decreased $50,844 compared to the same period in 1999. Income from direct financing leases decreased $58,366 and interest income increased $37,505. The net decrease in income from the portfolio of leases and notes receivable is primarily due to the decrease in net investment of direct financing leases and notes receivable, which totalled $4,443,081 at June 30, 1999 and $2,709,114 at June 30, 2000.

The Company receives management, administrative, and acquisition fees from the TIFS. This revenue totalled $334,152 for the first six months of 2000 compared to $426,461 for the same period a year ago. The Company receives a monthly administrative fee from each of the TIFS and for the first six months of 2000 was $15,000 for TIF IX, $42,000 for TIF X, and $72,000 for TIF XI. TIF X entered its liquidation phase on December 31, 1999 and, therefore, the management fee from TIF X, equal to $100,413 for the first six months of 1999, was discontinued. Currently, the Company receives a management fee equal to 2% of rental and note payments for TIF XI, which was $91,889 for the first six months of 2000. TIF XI also pays the Company an equipment acquisition fee equal to 5% of the equipment cost for new leases and notes receivable, which amounted to $113,263 in the first six months of 2000, compared to $195,939 for the same period a year ago. TIF XI's offering period ended December 23, 1999, which may result in a lower volume of new leases and notes receivable, and therefore, lower acquisition fee income in future periods.

Total expenses decreased $205,662 in the first six months of 2000 compared to the same period of 1999. Interest expense decreased from $290,320 in 1999 to $256,240 in 2000. General and administrative expenses decreased from $359,958 in 1999 to $273,391 in 2000 due to fewer leases and notes being originated by the Company. The provision for possible loan and lease losses decreased from $109,730 in 1999 to $24,556 in 2000, also as a result of the smaller lease and note portfolio.

The Company had a net loss for the first six months of 2000 of $81,371, and a comprehensive loss of $238,275, as a result of an unrealized loss on securities available for sale of $156,904, net of the tax effect. The unrealized loss is due to the decline in market value of common stock of Murdock Communications Corporation ("Murdock"). Securities classified as available for sale include 147,383 common shares of Murdock and 43,631 common shares of HLM Design, Inc. The Company also holds 398,480 common shares of Murdock as not readily marketable, at cost, due to certain requirements under Rule 144 of the Securities and Exchange Commission. The Company carries the not readily marketable common shares of Murdock at an average cost basis of $1.51 per share, which exceeds the current market price. Management, however, has not written the value down to the market price as they believe the decline in the market price to be temporary. At June 30, 2000, the market price of Murdock was $.41 per share. The Company also has warrants to purchase 79,279 common shares of Murdock at an exercise price of $1.125 per share. The net unrealized loss is shown on the income statement as other comprehensive income and is taken directly to stockholders' equity on the balance sheet. Securities held as available for sale are carried on the balance sheet at fair market value.

In June, 2000, the Company's lease and note contracts with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Company's net investment in the contracts totalled $1,117,789. The Company received two notes and carries these at a discounted cost totalling $545,311 and 99,900 shares of preferred stock in Actel Integrated Communications, Inc. ("Actel"). The carrying value of the Actel preferred stock is $572,478, resulting in no gain or loss on the restructuring transaction. Actel is carried on the balance sheet as a not readily marketable security.

As of June 30, 2000 there were two customers with payments owed to the Company which were over 90 days past due. When payments are past due more than 90 days, the Company discontinues recognizing income on those customer contracts. The total net investment on these contracts was $10,794 at June 30, 2000. Management will continue to monitor these contracts and take the necessary steps to protect the Company's investment.

The Company's portfolio of leases and notes receivable are concentrated in telecommunications equipment, home water treatment equipment, and the notes receivable of Murdock (an entity in the telecommunications industry), representing approximately 30%, 29%, and 26%, respectively, of the portfolio at June 30, 2000. Two customers account for approximately 46% of the Company's lease and notes receivable portfolio at June 30, 2000. The Murdock notes receivable mentioned above, represent approximately 24% of the Company's net investment in direct financing leases and notes receivable at June 30, 2000. The other customer, a related party to Murdock, represents approximately 22% of the portfolio at June 30, 2000.

YEAR 2000 ISSUE
The Company has encountered no problems relating to the year 2000 issue. The Company is not aware of any year 2000 problems or situations encountered by its customers, vendors, affiliates, or others.

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

From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. This type of financing permits the Company to plan for a specific return on a portion of its lease portfolio. At June 30, 2000, the Company had outstanding borrowings of $12,057 from various banks in fixed rate loan transactions.

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

The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as TIF XI. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. Sources for obtaining capital include the sale of existing leases owned by the Company, obtaining new capital from the Company's parent, and obtaining a line of credit agreement. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of leases cannot be found, interest rates increase, the Company's parent has no funds available to it, the Company is unable to secure a line of credit, or the Company fails to operate effectively. Management anticipates that cash flows from operations and financing from the Company's parent will be adequate to satisfy the Company's minimum capital requirements for the next twelve months, including funding, if necessary, approximately $660,000 of redeemable Class B nonvoting convertible stock that is subject to redemption.

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

ITEM 2. CHANGES IN SECURITIES
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        a.  Exhibits - None
        b. No reports on Form 8-K were filed for the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                                  (Registrant)



Date: August 8, 2000                      /s/ Ronald O. Brendengen
      --------------                      --------------------------------------
                                          Ronald O. Brendengen, Chief Financial
                                          Officer, Treasurer



Date: August 8, 2000                      /s/ Daniel P. Wegmann
      --------------                      --------------------------------------
                                          Daniel P. Wegmann, Controller