Form 10QSB
period 2000-09-30
BERTHEL FISHER & CO LEASING INC
filed 2000-11-14
CIK 1002918

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

                                 (319) 447-5700
                           ---------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 453,154 shares of Class A common stock as of October 27, 2000

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                ---    ---

                     BERTHEL FISHER & COMPANY LEASING, INC.

                                      INDEX


                                                                                Page
                                                                                ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

              Balance Sheet - September 30, 2000                                  3

              Statements of Operations and Comprehensive Loss -
              three months ended September 30, 2000 and 1999                      4

              Statements of Operations and Comprehensive Loss -
              nine months ended September 30, 2000 and 1999                       5

              Statements of Cash Flows - nine months ended
              September 30, 2000 and 1999                                         6

              Notes to Financial Statements                                       7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 9


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                  12

Item 2.       Changes in Securities                                              12

Item 3.       Defaults Upon Senior Securities                                    12

Item 4.       Submission of Matters to a Vote of Security Holders                12

Item 5.       Other Information                                                  12

Item 6.       Exhibits and Reports on Form 8-K                                   12


Signatures                                                                       13


                     BERTHEL FISHER & COMPANY LEASING, INC.
                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2000


ASSETS:
Cash and cash equivalents                                                        $   318,703
Notes receivable                                                                   1,868,280
Net investment in direct financing leases (Note 2)                                   447,576
Allowance for possible loan and lease losses (Note 3)                               (406,990)
                                                                                 -----------
Notes receivable and direct financing leases, net                                  1,908,866
Equipment under operating leases                                                      73,920
Due from affiliates                                                                  354,202
Receivable from parent under tax allocation agreement                                910,120
Investments in:
      Limited partnerships                                                            28,837
      Not readily marketable equity securities, at cost                            1,249,362
      Available-for-sale equity securities, at fair value                            202,929
Furniture and equipment, less accumulated depreciation of $179,489                    48,001
Deferred income taxes, net of allowance of $326,187                                      -0-
Deferred costs, less accumulated amortization of $482,206                             86,181
Other receivables                                                                    152,655
Other assets                                                                           9,966
                                                                                 -----------
TOTAL                                                                            $ 5,343,742
                                                                                 ===========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT
LIABILITIES:
Trade accounts payable                                                           $    67,655
Due to affiliates                                                                     66,146
Accrued expenses                                                                      72,695
Dividends payable                                                                     35,288
Lease security deposits                                                               58,940
Notes payable (Note 4)                                                                11,092
Subordinated notes payable (Note 4)                                                2,994,428
Subordinated debenture payable to parent (Note 4)                                  2,000,000
                                                                                 -----------
Total liabilities                                                                  5,306,244
                                                                                 -----------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 6)                              397,994
                                                                                 -----------

STOCKHOLDERS' DEFICIT:
Series A preferred stock, no par value-authorized 125,000 shares, issued and outstanding 125,000 shares ($1,750,000 liquidation
      value, convertible into 109,375 shares of Class A common stock) (Note 7)     1,621,422
Class A common stock, no par value-authorized 1,000,000 shares,
      issued and outstanding 453,154 shares                                          878,703
Common stock warrants                                                                  6,002
Accumulated deficit                                                               (2,681,916)
Unrealized loss on available-for-sale securities, net of tax effect                 (184,707)
                                                                                 -----------
Total stockholders' deficit                                                         (360,496)
                                                                                 -----------
TOTAL                                                                            $ 5,343,742
                                                                                 ===========

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30
                                                            2000         1999
                                                          ---------    ---------
Revenues:
      Income from direct financing leases                 $  14,818    $  25,748
      Interest income                                       108,813      117,524
      Management, administrative, and acquisition
         fees from affiliates                               206,473      320,802
      Gain on early terminations                             96,407        1,718
      Other revenues                                         35,912       55,984
                                                          ---------    ---------
Total revenues                                              462,423      521,776
                                                          ---------    ---------

Expenses:
      Employee compensation and benefits                     74,421      173,288
      Management fees to affiliates                          66,000       60,000
      Interest expense                                      127,105      142,038
      Provision for possible loan and lease losses           22,042       15,340
      Other expenses                                        129,980      157,773
                                                          ---------    ---------
Total expenses                                              419,548      548,439
                                                          ---------    ---------

Income (loss) before income taxes                            42,875      (26,663)
Income tax expense (benefit)                                274,517       (8,165)
                                                          ---------    ---------

Net loss                                                   (231,642)     (18,498)

Comprehensive income (loss):
      Unrealized gain (loss) on available-for-
          sale securities, net of tax                      (116,875)      18,395
                                                          ---------    ---------

Comprehensive loss                                        $(348,517)   $    (103)
                                                          =========    =========

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                             $(231,642)   $ (18,498)
     Dividends on convertible preferred stock  (Note 7)     (35,288)     (35,288)
                                                          ---------    ---------
     Net loss attributable to Class A stock               $(266,930)   $ (53,786)
                                                          =========    =========

     Basic                                                $    (.59)   $    (.12)
                                                          =========    =========
     Fully Diluted                                        $    (.59)   $    (.12)
                                                          =========    =========

Weighted average common shares outstanding                  453,154      453,154
                                                          =========    =========



See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                              NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                             2000           1999
                                                          -----------    -----------
Revenues:
      Income from direct financing leases                 $    52,118    $   121,414
      Interest income                                         382,130        353,336
      Management, administrative, and acquisition
         fees from affiliates                                 540,625        747,263
      Gain (loss) on early terminations                       100,441        (13,691)
      Other revenues                                          124,768        101,957
                                                          -----------    -----------
Total revenues                                              1,200,082      1,310,279
                                                          -----------    -----------

Expenses:
      Employee compensation and benefits                      252,916        363,624
      Management fees to affiliates                           198,000        180,000
      Interest expense                                        383,345        432,358
      Provision for possible loan and lease losses             46,598        125,070
      Other expenses                                          403,371        517,731
                                                          -----------    -----------
Total expenses                                              1,284,230      1,618,783
                                                          -----------    -----------

Loss before income taxes                                      (84,148)      (308,504)
Income tax expense (benefit)                                  228,865       (114,435)
                                                          -----------    -----------

Net loss                                                     (313,013)      (194,069)

Comprehensive income (loss):
      Unrealized gain (loss) on available-for-
          sale securities, net of tax                        (273,779)        39,953
                                                          -----------    -----------

Comprehensive loss                                        $  (586,792)   $  (154,116)
                                                          ===========    ===========

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                             $  (313,013)   $  (194,069)
     Dividends on convertible preferred stock  (Note 7)      (105,096)      (104,712)
                                                          -----------    -----------
     Net loss attributable to Class A stock               $  (418,109)   $  (298,781)
                                                          ===========    ===========

     Basic                                                $      (.92)   $      (.66)
                                                          ===========    ===========
     Fully Diluted                                        $      (.92)   $      (.66)
                                                          ===========    ===========

Weighted average common shares outstanding                    453,154        452,914
                                                          ===========    ===========



See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                        2000           1999
                                                                     -----------    -----------
OPERATING ACTIVITIES
Net loss                                                             $  (313,013)   $  (194,069)
Adjustments to reconcile to net cash from operating activities:
     Loss (gain) on early termination of leases and notes               (100,441)        13,691
     Deferred income tax expense                                         219,179            -0-
     Dividend income received in form of common stock                     (1,046)           -0-
     Accretion of notes receivable                                       (11,536)           -0-
     Depreciation                                                         48,660         54,061
     Amortization                                                         94,790        144,266
     Provision for possible loan and lease losses                         46,598        125,070
Changes in operating assets and liabilities:
     Due from affiliates                                                 168,081       (159,738)
     Receivable from parent under tax allocation agreement                   -0-       (129,644)
     Other receivables                                                  (114,902)           -0-
     Other assets                                                          9,153        138,958
     Outstanding checks in excess of bank balance                            -0-       (424,053)
     Trade accounts payable                                              (33,734)       (75,823)
     Due to affiliates                                                   (49,338)        (3,935)
     Accrued expenses                                                    (79,327)        62,602
                                                                     -----------    -----------
Net cash from operating activities                                      (116,876)      (448,614)
                                                                     -----------    -----------

INVESTING ACTIVITIES
Purchases of equipment for direct financing leases                       (28,991)      (167,728)
Repayments of direct financing leases                                    335,396        346,727
Proceeds from sale or early termination of direct financing leases       185,981        122,749
Repayments of notes receivable                                           377,798        398,882
Proceeds from early termination of notes receivable                          -0-        294,349
Net lease security deposits paid                                         (44,243)       (15,373)
Purchases of furniture and equipment                                      (2,000)          (735)
Proceeds from sale of furniture and equipment                                -0-          1,669
                                                                     -----------    -----------
Net cash from investing activities                                       823,941        980,540
                                                                     -----------    -----------

FINANCING ACTIVITIES
Proceeds from exercise of stock warrants                                     -0-          8,400
Repayment of demand note payable to parent                              (175,000)           -0-
Repayments of other borrowings                                            (4,501)      (218,612)
Redemption of Class B stock                                             (345,000)           -0-
Dividends paid on Series A preferred stock                              (105,096)      (104,713)
                                                                     -----------    -----------
Net cash from financing activities                                      (629,597)      (314,925)
                                                                     -----------    -----------

Net increase in cash and cash equivalents                                 77,468        217,001
Cash and cash equivalents at beginning of period                         241,235        697,072
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $   318,703    $   914,073
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                        $   387,724    $   434,813
Amortization of Class B nonvoting convertible stock issuance costs         6,018          6,018
Change in unrealized gain (loss) on securities, net of tax effect       (273,779)        39,953
Non-cash note conversion                                               1,117,789            -0-




See accompanying notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Basic net loss per common share is based on the weighted average number of shares of Class A common stock outstanding. Diluted net loss per common share is the same as basic net loss per share due to the antidilutive effect on net loss per share of any convertible securities.

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 financial statement presentation.

2.  NET INVESTMENT IN DIRECT FINANCING LEASES
The Company's net investment in direct financing leases at September 30, 2000 consists of:


         Minimum lease payments receivable                   $  464,122
         Estimated unguaranteed residual values                  41,397
         Unamortized initial direct costs                         2,251
         Unearned income                                       (60,194)
                                                             ----------
         Net investment in direct financing leases           $  447,576
                                                             ==========

3.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
The change in the allowance for possible loan and lease losses for the nine months ended September 30, 2000 is as follows:


         Balance at December 31, 1999                        $  494,764
         Provision                                               46,598
         Recoveries                                              30,479
         Charge-offs                                          (164,851)
                                                             ----------
         Balance at September 30, 2000                       $  406,990
                                                             ==========

4.  CREDIT ARRANGEMENTS
Notes payable at September 30, 2000 consists of:

         Installment loan agreement with a bank, 10.5%,
              maturing in 2003                               $   11,092
                                                             ----------
         Notes payable                                       $   11,092
                                                             ==========

Subordinated debt at September 30, 2000 consists of the following:

         Uncollateralized subordinated debenture
              payable to Parent, floating interest
              rate, maturing in 2006                         $   2,000,000
         Uncollateralized subordinated notes payable,
              9.5% to 10%, maturing in 2001 and 2004             2,994,428
                                                             -------------
         Total subordinated debt                             $   4,994,428
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

The Company guarantees amounts outstanding under a line-of-credit agreement with a bank of TIF XI. The line-of-credit allows TIF XI to borrow the lesser of $4,400,000 or 32% of its qualified accounts, as defined in the agreement. TIF XI's balance outstanding was $2,391,744 at September 30, 2000. The agreement matures on June 30, 2002, is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF XI. The Company's Parent and a principal stockholder of the Company's Parent also guarantee the note.

The Company is also a guarantor for a line-of-credit agreement with a bank of the Company's Parent. The line-of-credit is for $1,000,000, bears interest at 1.5% above the prime rate, and expires June 30, 2001. The balance on this line-of-credit was $-0- at September 30, 2000.

6.  REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK
The Company's Redeemable Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B stock is convertible on a one-for-one basis up to a maximum of 20% of the Class A common stock of the Company after conversion. The stock is redeemable at $10 per share for a 30-day period after the tenth anniversary of the issuance date (April, 1990 to September, 1991) at the option of the holder. Shares which are not redeemed during that time are automatically converted to Class A common stock on a one-for-one basis. The Company redeemed $345,000 of Class B stock during the first nine months of 2000.

Class B nonvoting convertible stock at September 30, 2000 is summarized as follows:

       Class B nonvoting convertible stock (no par
         value-authorized 100,000 shares, issued
         and outstanding 40,000 shares) at
         redemption or liquidation value               $   400,000
       Unamortized stock issuance costs                     (2,006)
                                                       -----------
                                                       $   397,994
                                                       ===========

7.  PREFERRED STOCK
Each share of the Series A preferred stock is entitled to cumulative annual dividends of 8% payable, if as and when declared by the Board of Directors, quarterly. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Company's Class A common stock. The preferred stock is redeemable at any time at the option of the Company, on not less than 30 days written notice to registered holders. The redemption price shall be $14.28 per share if redeemed in 2000, $14.14 per share if redeemed in 2001, and $14.00 per share if redeemed thereafter, plus, in each case, accumulated unpaid dividends. Unless previously redeemed by the Company, the preferred stock holders are entitled at any time to convert each share into .875 shares of Class A common stock. The preferred stock is not entitled to vote on any matter except where the Iowa Corporation Act requires voting as a class, in which case each share of stock shall be entitled to one vote per share on those matters where the preferred stock is voting as a class. The preferred stock is entitled to a preference on liquidation equal to $14.00 per share, plus accumulated dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Total revenues in the nine months ended September 30, 2000 decreased $110,197 compared to the same period in 1999. Income from direct financing leases decreased $69,296 and interest income increased $37,505. The net decrease in income from the portfolio of leases and notes receivable is primarily due to the decrease in net investment of direct financing leases and notes receivable, which totalled $3,854,932 at September 30, 1999 and $2,315,856 at September 30, 2000.

The Company receives management, administrative, and acquisition fees from the TIFS. This revenue totalled $540,625 for the first nine months of 2000 compared to $747,263 for the same period a year ago. The Company receives a monthly administrative fee from each of the TIFS and for the first nine months of 2000 was $22,500 for TIF IX, $63,000 for TIF X, and $108,000 for TIF XI. TIF X entered its liquidation phase on December 31, 1999 and, therefore, the management fee from TIF X, equal to $162,806 for the first nine months of 1999, was discontinued. Currently, the Company receives a management fee equal to 2% of rental and note payments for TIF XI, which was $105,650 for the first nine months of 2000 compared to $32,904 for the same period in 1999. TIF XI also pays the Company an equipment acquisition fee equal to 5% of the equipment cost for new leases and notes receivable, which amounted to $241,475 in the first nine months of 2000, compared to $380,552 for the same period a year ago. TIF XI's offering period ended December 23, 1999, which may result in a lower volume of new leases and notes receivable, and therefore, lower acquisition fee income in future periods.

Total expenses decreased $334,553 in the first nine months of 2000 compared to the same period of 1999. Employee compensation and benefits decreased from $363,624 for the first nine months of 1999 compared to $252,916 for the same period in 2000. Interest expense decreased from $432,358 in 1999 to $383,345 in 2000. General and administrative expenses decreased from $517,731 in 1999 to $403,371 in 2000 due to fewer leases and notes being originated by the Company. The provision for possible loan and lease losses decreased from $125,070 in 1999 to $46,598 in 2000, also as a result of the smaller lease and note portfolio.

The Company had income tax expense of $228,865 for the nine months ending September 30, 2000 as a result of reserving for its deferred tax assets. Management determined that the reserve was necessary because of the decreased likelihood of realizing these tax benefits due to losses the parent company has had in recent years and during the first nine months of 2000.

The Company had a net loss for the first nine months of 2000 of $313,013, and a comprehensive loss of $586,792, as a result of an unrealized loss on securities available for sale of $273,779. The net unrealized loss is shown on the income statement as other comprehensive income and is taken directly to stockholders' equity on the balance sheet. Securities held as available for sale are carried on the balance sheet at fair market value. The unrealized loss is primarily due to the decline in market value of common stock of Murdock Communications Corporation ("Murdock"). Securities classified as available for sale include 136,752 common shares of Murdock and 43,631 common shares of HLM Design, Inc. The Company also holds 433,046 common shares of Murdock as not readily marketable, at cost, due to certain restrictions imposed by Rule 144 of the Securities and Exchange Commission. The Company carries the not readily marketable common shares of Murdock at an average cost basis of $1.49 per share, which exceeds the current market price. Management, however, has not written the value down to the market price as they believe the decline in the market price to be temporary. At September 30, 2000, the market price of Murdock was $.38 per share. The Company also has warrants to purchase 79,279 common shares of Murdock at an exercise price of $1.125 per share. On September 30, 2000, the Company's 254 shares of

Murdock preferred stock were converted to common stock at a rate of 88.88 shares of common for each share of preferred held.

In June, 2000, the Company's lease and note contracts with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Company's net investment in the contracts totalled $1,117,789. The Company received two notes and recorded these at a discounted cost totalling $545,311 and 99,900 shares of preferred stock in Actel Integrated Communications, Inc. ("Actel"). The carrying value of the Actel preferred stock is $572,478, resulting in no gain or loss on the restructuring transaction. Actel is carried on the balance sheet as a not readily marketable security. The notes receivable are accreted over the term of the notes to their face value. This resulted in interest income of $11,536 for the nine months ended September 30, 2000.

As of September 30, 2000 there were six customers with payments owed to the Company which were over 90 days past due. When payments are past due more than 90 days, the Company discontinues recognizing income on those customer contracts. The total net investment on these contracts was $23,382 at September 30, 2000. Management will continue to monitor these contracts and take the necessary steps to protect the Company's investment.

In August, 2000, the Company sold equipment previously held under operating leases for $130,000, resulting in a gain on the sale of $95,217. The buyer was scheduled to make three payments totalling the $130,000. They made the first payment at the time of the sale of $19,500, but did not make the second payment of $99,125 scheduled for September 20. At September 30, 2000, $110,500 is included in other receivables relating to this sale. Management will continue to monitor this contract and take the necessary steps to protect the Company's investment.

The Company's portfolio of leases and notes receivable are concentrated in telecommunications equipment, home water treatment equipment, and the notes receivable of Murdock (an entity in the telecommunications industry), representing approximately 30%, 30%, and 25%, respectively, of the portfolio at September 30, 2000. Two customers account for approximately 46% of the Company's lease and notes receivable portfolio at September 30, 2000. The Murdock notes receivable mentioned above, represent approximately 24% of the Company's net investment in direct financing leases and notes receivable at September 30, 2000. The other customer, a related party to Murdock, represents approximately 23% of the portfolio at September 30, 2000.

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

From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. This type of financing permits the Company to plan for a specific return on a portion of its lease portfolio. At September 30, 2000, the Company had outstanding borrowings of $11,092 from various banks in fixed rate loan transactions.

Management anticipates that cash flows from operations and financing from the Company's parent will be adequate to satisfy the Company's minimum capital requirements for the next twelve months, including funding, if necessary, approximately $400,000 of redeemable Class B nonvoting convertible stock that is subject to redemption and $2,046,000 of subordinated notes payable that become due in the next twelve months. No assurance can be provided that the Company, or its parent, will be successful in their attempts to raise additional funds or reduce debt, as discussed below.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Telcom Management Systems filed a suit against the Company, TIF IX, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from TIF IX out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, TIF IX had not provided good title. The Company filed a Motion for Summary Judgement, which is still pending. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in fraud of creditors. The bankruptcy court had granted several extensions and the litigation was on hold until the trustee had made a decision, however, in mid September the extension expired and was not renewed. The Motion for Summary Judgement is now being considered by the judge. No loss, if any, has been recorded in the financial statements with respect to this matter.

ITEM 2. CHANGES IN SECURITIES
           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.

ITEM 5. OTHER INFORMATION
           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
           a.  Exhibits - None
           b. No reports on Form 8-K were filed for the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
                                  (Registrant)



Date: November 10,2000                        /s/ Ronald O. Brendengen
      ----------------                        ----------------------------------
                                              Ronald O. Brendengen,
                                              Chief Financial Officer, Treasurer



Date: November 10,2000                        /s/ Daniel P. Wegmann
      ----------------                        ----------------------------------
                                              Daniel P. Wegmann, Controller