Form 10KSB40
period 2000-12-31
BERTHEL FISHER & CO LEASING INC
filed 2001-04-02
CIK 1002918

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000

                        Commission file number: 33-98346C
                                                ---------


                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
                 (Name of small business issuer in its charter)

           IOWA                                         42-1312639
           ----                                         ----------
State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                       701 TAMA STREET, MARION, IA             52302
                  ----------------------------------------------------
                 (Address of principal executive offices)    (Zip Code)

                    Issuer's telephone number: (319) 447-5700
                                               --------------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were: $1,293,714

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2001, excluding the reported beneficial ownership of all directors, officers and beneficial owners of more than 5% of the registrant's voting stock, was $878,703. The Common Stock of the registrant, which is the registrant's only voting stock, is not actively traded or regularly quoted.

The number of shares outstanding of the registrant's Common Stock as of March 12, 2001 was 453,154.

Transitional Small Business Disclosure Format    Yes      No  X
                                                    ----     ----

The exhibit index may be found on page 40.

                     BERTHEL FISHER & COMPANY LEASING, INC.

                                2000 FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                           PAGE
                                     PART I

Item 1.     Business ....................................................................     3
Item 2.     Properties...................................................................     5
Item 3.     Legal Proceedings............................................................     5
Item 4.     Submission of Matters of a Vote of Shareholders..............................     6

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.....................     6
Item 6.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations............................     8
Item 7.     Financial Statements and Supplementary Data..................................    11
Item 8.     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure...................................    35


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant...........................    35
Item 10.    Executive Compensation.......................................................    37
Item 11.    Security Ownership of Certain Beneficial Owners and Management...............    38
Item 12.    Certain Relationships and Related Transactions...............................    39
Item 13.    Exhibits and Reports on Form 8-K.............................................    40


            SIGNATURES...................................................................    41

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

The Company provides a variety of lease financing for telecommunications and general equipment and operates in one segment. The Company's operation is located in the Midwest, however, its lease portfolio includes leases throughout the United States. As of December 31, 2000, the Company had seven employees.

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

The Company expanded its business in the automated teller machine ("ATM") industry in the mid 1990's. In 1995, the Company began a relationship with a manufacturer of ATM cash dispensing equipment. The distributors for this manufacturer refer their lease applicants to the Company for approval. If approved, the distributors work together with their customers and the Company to complete the lease transaction and install the ATM equipment. Lease customers are typically owners of convenience stores, restaurants, bars or gas stations. The average transaction size is $10,000. Because the transaction size is small, the Company limits its ATM business to credit worthy customers, and relies heavily on background checks and personal guarantees. This portion of the Company's business has increased gradually, and represented approximately 7% of the Company's lease and notes receivable portfolio as of December 31, 2000. At December 31, 2000, telecommunications equipment, in home water treatment equipment, and the notes receivable of Murdock Communications Corporation ("Murdock") comprised approximately 28%, 26%, and 30%, respectively, of the Company's portfolio. Two customers accounted for 46% of the income from direct financing leases in 2000, with Internet Navigator representing 30% and Timco representing 16%.

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

TIFIX and TIFX have been operating since 1991 and 1993, respectively. TIFIX and TIFX are required under the terms of the partnership agreements to be liquidated by December 31, 2005 and December 31, 2002, respectively. TIFXI is currently in its operating phase.

The Company purchased a $1,000,000 portfolio of consumer notes receivable collateralized by in home water treatment equipment from a finance company in July, 1998. The Company paid $950,000 plus a placement fee of $50,000. The underlying notes carry interest at approximately 17.5%, with monthly payments due over approximately five years. The notes are subject to risk of collection as well as risk of prepayment. The

Company has outsourced the servicing of this portfolio. The principal balance remaining on these notes was $498,383 at December 31, 2000.

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

The telecommunications industry, particularly the pay telephone and long distance facets of the industry, is heavily regulated by the Federal Communications Commission ("FCC") and by various state public utility commissions. Regulation is not directed at the ownership or leasing of telecommunications equipment, but is focused primarily on the business of the Company's customers that operate in the industry. Generally, regulation affects rates that can be charged and the relationship of the regional Bell operating companies to the rest of the pay telephone industry. The FCC has proposed regulations affecting long distance rates. The majority of the customers of the Company are operating within the range of rates proposed by the FCC. Some customers are below the proposed range and will be able to increase their rates. Those customers whose rates exceed the highest rates permitted by the FCC will reduce their rates, but management does not expect such reductions to affect those customers' ability to make lease payments.

The Company's results of operations depend in part upon its ability to realize the residual equipment value reflected on its balance sheet. At the inception of a direct finance lease, the Company estimates the fair market value of the underlying equipment that would be obtained at the end of the initial lease term. This estimate is based upon the Company's judgement, as supported by data from the used equipment market, discussions with manufacturers, and consultations with equipment users. The estimated residual value is recorded on the Company's balance sheet. Residual values depend upon various factors including, but not limited to, the technical specifications of the equipment, potential obsolescence of the equipment, performance and capabilities of the equipment, the scientific and financial strength and reputation of the equipment's manufacturer and the widespread availability of long-term maintenance for the equipment.

Realization of residual values depends on many factors, several of which are not within the Company's control, including general market conditions at the time of the original contract's expiration, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term, and the effects of any additional or amended government regulations. Although it is possible that technological obsolescence could affect the residual value of telecommunications equipment, the Company's experience is that obsolescence does not have a significant effect on residual values. Telecommunications equipment can generally be upgraded to current technology using software or hardware enhancements that can be installed in a cost-effective manner.

Upon the expiration of an equipment lease contract for which a residual value has been recorded, the original lease customer will (i) purchase the equipment outright, (ii) extend the lease for an additional term, or (iii) return the equipment to the Company. If the equipment is returned, the Company seeks to sell or re-lease it. At the end of the initial lease term, when the equipment is either sold or re-leased, the amount by which the net proceeds exceed or fall short of the residual value is recorded as a gain or loss, respectively. When equipment is re-leased at a gain, the Company recognizes the gain ratably over the term of the new lease.

From time to time the Company will consolidate a portion of its lease portfolio to be used as collateral for fixed rate and fixed term loans. The Company determines the average maturity of the consolidated leases and obtains fixed rate and fixed term loans using the consolidated leases as collateral. The term and interest rate of the financing offered by banks financing this collateral is matched to the average maturity of the leases. Utilizing this type of financing allows the Company to establish a spread between the financing interest rate and the rates of return on a certain portfolio of leases. At December 31, 2000, the Company had outstanding borrowings of $10,098 from various banks in fixed rate loan transactions. The Company also had a subordinated debenture payable to the Parent at December 31, 2000 in the amount of $2,000,000.

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

Pay telephone revenues have decreased due to the impact of wireless communication, prepaid calling service, and the lack of dial around compensation. The declining revenue has effected Independent Payphone Providers and Regional Bell Operating Companies in the same way, and some companies are removing phones from locations that are no longer profitable. With the Regional Bell Operating Companies removing many phones, this in fact may be an opportunity for many Independent Payphone Providers to pick up some additional sites. Changes from the 1996 Telecommunications Act are expected to be implemented soon and may result in increased revenues and decreased expenses for the Independent Payphone Providers.

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

ITEM 2.  PROPERTIES
The Company does not own any real estate. Effective February, 2000, the Parent moved its headquarters to Marion, Iowa, and the Company leases space at a cost of $3,804 per month.

ITEM 3.  LEGAL PROCEEDINGS
Telcom Management Systems filed a suit against the Company, TIF IX, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from TIF IX out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, TIF IX had not provided good title. The Company filed a Motion for Summary Judgement. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in fraud of creditors. The bankruptcy court had granted several extensions and the litigation was on hold until the trustee had made a decision, however, in mid September the extension expired and was not renewed. The Motion for Summary Judgement filed by the Company has been denied. No further action has been taken at this time by the plaintiff.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
No matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise during the period covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
There is no public trading market for any of the Company's debt or equity securities.

                                             Number of            Number of
                                           Stockholders      Shares Outstanding
         Title of Class                     at 12/31/00          at 12/31/00
         --------------                     -----------          -----------
         Class A Common                            13               453,154
         Class B Nonvoting Convertible              7                15,500
         Series A Preferred                        37               125,000

The Company has never paid or declared any dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future.

The Class B Stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year up to a maximum of $1.20 per share. The Class B Stock is convertible to Class A Common Stock of the Company on a one for one basis. The Class B Stock is redeemable at $10.00 per share for a 30 day period after the tenth anniversary of the issuance date (April 1990 to September
1991) at the option of the holder. Class B Stock not redeemed during that time is automatically converted to Class A Common Stock on a one for one basis. The Company redeemed $590,000 of Class B Stock during 2000. No dividends have been declared or paid on the Class B Stock.

The Company paid dividends of $140,384 on the Series A Preferred Stock in 2000, and $139,995 in 1999. The Company has accrued dividends payable $35,288 as of at December 31, 2000.

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

Berthel Fisher & Company subscribed for $500,000 of the Units. $264,980 was issued upon conversion of debt, $220,476 of which was fissued upon the contribution to the Company of restricted stock of a public company having a value of $220,476, and $14,544 in cash.

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

Each Share of Series A Preferred Stock is entitled to cumulative annual dividends of 8% payable if, as and when declared by the Board of Directors on March 31, June 30, September 30, and December 31, with dividends to be distributed April 15, July 15, October 15 and January 15. With respect to the first dividend to be paid after issuance of a particular share of Series A Stock, the 8% dividend shall be prorated from the date of issuance to the March 31, June 30, September 30, or December 31 immediately following such date of issuance. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Common Stock. Series A Stock does not participate in dividends declared on Common Stock or any other class of stock issued by the Company. The Company paid dividends on the Series A Preferred Stock of $140,384 in 2000, $139,995 in 1999, $140,001 in 1998, $58,810 in 1997, and has accrued an additional $35,288.

Unless previously redeemed by the Company, the holders of shares of Series A Preferred Stock are entitled at any time to convert each share of Series A Preferred Stock into .875 share of Class A common stock. No fractional shares of common stock will be issued but in lieu thereof the Company shall pay an equivalent amount in cash.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total revenues and gains (losses) for the year ended December 31, 2000 decreased approximately 65% from the same period in 1999. Total revenues and gains (losses) in 1999 decreased by approximately 36% over the same period in 1998. The Company realized a loss in 2000 of $795,280 to recognize the other than temporary decline in the value of Murdock common stock. The decline in lease and interest income in 2000 and 1999 is attributed to the decline in the Company's investments in direct financing leases and notes receivable. The Company's net investment in direct financing leases and notes receivable at the end of the year was $5,014,326 in 1998, $3,752,585 in 1999, and $1,894,645 in 2000. The
decline in direct financing leases and notes receivable is due to the termination of leases and decreased available capital. During the third quarter of 1998, the Company sold approximately $6.2 million of its net investment in leases and notes. Approximately $4.5 million of the proceeds received from the disposition of these leases were used to pay off the Company's line of credit agreement, which was terminated on June 30, 1998.

The Company received fees from the TIFS as outlined in the table below.

                                                2000                   1999
                                                ----                   ----
            TIF IX administrative fee        $    30,000           $    60,000
                                             -----------           -----------
            Total TIF IX                          30,000                60,000
                                             -----------           -----------

            TIF X administrative fee              84,000                84,000
            TIF X management fee                     -0-               215,609
                                             -----------           -----------
            Total TIF X                           84,000               299,609
                                             -----------           -----------

            TIF XI administrative fee            144,000                84,000
            TIF XI management fee                124,738                53,677
            TIF XI acquisition fee               265,066               490,123
                                             -----------           -----------
            Total TIF XI                         533,804               627,800
                                             -----------           -----------

            Grand Total                      $   647,804           $   987,409
                                             ===========           ===========

Management, administrative, and acquisition fee income are fees paid to the Company by the TIFS. The Company receives management fees based upon a percentage of gross lease and note payments received by the partnerships. The management fee percentages are 5% and 2% for TIF TIF X and TIF XI, respectively. Management fees from TIF IX were discontinued on May 1, 1998, when TIF IX entered its liquidation phase. Management fees from TIF X were discontinued effective January 1, 2000, as TIF X entered its liquidation phase on December 31, 1999. Management fee income derived from TIF XI increased due to TIF XI's increased lease and notes receivable portfolio. The Company also receives administrative reimbursement fees from TIF IX, TIF X, and TIF XI. These fees are a flat amount per month and were $2,500, $7,000, and $12,000 for TIF IX, TIF X, and TIF XI, respectively, for 2000. The Company receives an acquisition fee from TIF XI equal to 5% of the cost of the equipment for direct financing leases or the face amount of any notes receivable. The decrease in this revenue in 2000 compared to 1999 is due to TIF XI completing its offering phase in December, 1999, resulting in fewer new leases and notes originated in TIF XI in 2000.

Total expenses decreased $618,931 in 2000 compared to 1999, primarily as a result of a smaller lease and note portfolio. Employee compensation and benefits decreased $187,842 from 1999 to 2000 as a result of fewer employees for most of 2000 and less commissions paid for leases originated in TIF XI (for which the Company receives an acquisition fee) and for leases financed by other leasing companies.

The Company had income tax expense of $240,114 for 2000 as a result of reserving for its deferred tax assets. Management determined that the reserve was necessary because of the decreased likelihood of realizing these tax benefits due to losses the parent company has had in recent years.

The Company had a net loss in 2000 of $1,490,205, and a comprehensive loss of $1,640,910, as a result of an unrealized loss on securities available for sale. The net unrealized loss is shown on the income statement as other comprehensive income and is taken directly to stockholders' equity on the balance sheet. Securities held as available for sale are carried on the balance sheet at fair market value. Securities classified as available for sale include 159,800 common shares of Murdock and 43,631 common shares of HLM Design, Inc. The Company also holds 410,916 common shares of Murdock as not readily marketable, at cost

(reduced by the $795,280 loss in 2000 to recognize the other than temporary decline in value) due to certain requirements under Rule 144 of the Securities and Exchange Commission. The Company also has warrants to purchase 79,279 common shares of Murdock at an exercise price of $1.125 per share. At December 31, 2000, the market price of Murdock was $.09375 per share. On September 30, 2000, the Company's 254 shares of Murdock preferred stock were converted to common stock at a rate of 89 shares of common for each share of preferred held.

In June, 2000, the Company's lease and note contracts with Murdock were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Company's net investment in the contracts totalled $1,117,789. The Company received two notes and recorded these at a discounted cost totalling $545,311 and 145,569 (adjusted for a stock split) shares of preferred stock in Actel Integrated Communications, Inc. ("Actel"). The carrying value of the Actel preferred stock is $572,478, resulting in no gain or loss on the restructuring transaction. Actel is carried on the balance sheet as a not readily marketable security. Subsequent to the restructuring, as a result of a deterioration in Murdock's financial condition, the Company is not accruing interest on the notes receivable due to the uncertainty of Murdock's ability to pay. The Company has also established reserves for 50% of the face value of the notes receivable due to this uncertainty.

During the fourth quarter of 1996, management of the Company provided a specific allowance for a lease with a certain customer for which the Company had not been receiving lease payments. Management was actively working with such customer to arrange for a sale of the assets under lease. A charge of $50,000 was recorded to the provision for possible loan and lease losses representing management's best estimate of the loss on the expected sale of the equipment. Also, due to the uncertainty as to the timing and amount of future payments from such customer and as to the sale of the assets under lease, the Company reclassified its net investment in the lease at December 31, 1996 of $144,972, net of the specific allowance, to equipment leased under operating leases. The Company sold the equipment in August, 2000 for $130,000, resulting in a gain of $95,217. The buyer was scheduled to make three payments totalling the $130,000. They made the first payment at the time of the sale of $19,500, but did not make the subsequent scheduled payments. Payments totalling $47,385 were made in 2000, resulting in a receivable balance of $82,615 at December 31, 2000. Management will continue to monitor this contract and take the necessary steps to protect the Company's investment.

The allowance for possible lease losses is based upon a continuing review of past lease loss experience, current economic conditions, and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. The allowance for loan and lease losses was $333,893 at December 31, 2000. The Company charged $414,823 to provision expense in 1999 compared to $191,750 in 2000. Activity in the allowance for possible loan and lease losses account, including the allowance of $71,320 netted to equipment under operating lease, is as follows:

                                                      2000             1999
                                                      ----             ----
         Balance at beginning of year             $   494,764       $   329,674
         Provision for loan and lease losses          191,750           414,823
         Charge-offs, net of recoveries              (352,621)         (249,733)
                                                  -----------       -----------
         Balance at end of year                   $   333,893       $   494,764
                                                  ===========       ===========

As of December 31, 2000 there was one customer with payments owed to the Company which were over 90 days past due. When payments are past due more than 90 days, the Company discontinues recognizing income on those customer contracts. The net investment on this contract was $4,842 at December 31, 2000. Management will continue to monitor these contracts and take the necessary steps to protect the Company's investment.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
In June, 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company adopted SFAS No. 133 in the first quarter of calendar year 2001, which had no material impact on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
This Section and other portions of this Annual Report on Form 10-KSB contains statements relating to future results of the Company that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, changes in economic conditions, changes in interest rates, availability of lease business to the Company, changes in personnel, regulation of the telecommunications industry, and the success or failure of the Company's customers as well as other risks and uncertainties. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

The Company has also raised funds via private placement debt offerings. At December 31, 2000, the Company was obligated on approximately $2,000,000 of notes issued pursuant to private placement debt offerings, payable to its parent. The amount due the parent is payable in 2006.

The Company has used cash in operating activities of $226,961 in 2000 and $635,031 in 1999. The Company's principal source of cash in 2000 and 1999 has been from repayments and sales of direct financing leases and notes receivable.

The Company has had recurring operating losses and has approximately $2,200,000 of notes payable and redeemable preferred stock maturing in 2001 and may not have adequate liquidity to repay such amounts. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans to sustain operations are discussed below.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and refinancing as may be required, and ultimately to attain profitable operations. Management's plans to accomplish these objectives include, but are not limited to the following:

- Management is continuing its efforts to achieve a revenue base that can support its operations.
- Management is attempting to negotiate an extension for its debt with its current lenders and to arrange additional debt or equity from other sources.
-    Management is attempting to negotiate financing from its Parent.
-    Management is attempting to sell certain assets to increase liquidity.

No assurance can be provided that the Company will be successful in its efforts.

The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as TIF XI. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. Sources for obtaining capital include the sale of existing assets owned by the Company, obtaining new capital from the Company's parent, and obtaining a line of credit agreement. The Company is currently exploring various means of refinancing the debt structure of its balance sheet. Alternatives may include, but are not limited to, conversion of the Company's subordinated debt to its parent to equity, or the possibility of the parent becoming a public company with the intent of raising additional capital and contributing a portion of the funds raised to the Company. If the parent is successful in raising additional capital, the Company would likely reduce debt from the proceeds received. No assurance can be provided that the Company, or its parent, will be successful in their attempts to raise additional funds or reduce debt. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of assets cannot be found, interest rates increase, the Company's parent has no funds available to it, the Company is unable to secure a line of credit, or the Company fails to operate effectively.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and related information as of and for the years ended December 31, 2000, 1999, and 1998 are included in Item 7:

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Berthel Fisher & Company Leasing, Inc.

We have audited the accompanying consolidated balance sheets of Berthel Fisher & Company Leasing, Inc. (a majority-owned subsidiary of Berthel Fisher & Company) and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berthel Fisher & Company Leasing, Inc. and subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP


Cedar Rapids, Iowa
March 23, 2001

BERTHEL FISHER & COMPANY LEASING, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------------------
                                                                                                2000             1999
ASSETS:
  Cash and cash equivalents                                                                  $   104,189      $   241,235
  Notes receivable (Note 2)                                                                    1,530,344        2,414,118
  Net investment in direct financing leases (Notes 2 and 5)                                      364,301        1,338,467
  Allowance for possible loan and lease losses (Note 3)                                         (262,572)        (494,764)
                                                                                             -----------      -----------
  Notes receivable and direct financing leases, net                                            1,632,073        3,257,821
  Equipment under operating leases, less accumulated depreciation
    of $93,410 in 1999                                                                                --          125,625
  Due from affiliates                                                                            385,923          522,283
  Receivable from parent under tax allocation agreement                                          898,999          898,999
  Investments in:
    Limited partnerships (Notes 4 and 12)                                                         27,192           32,609
    Not readily marketable equity securities, at cost (Note 4)                                   641,001          657,603
    Available-for-sale equity securities, at fair value (Note 4)                                 101,419          494,944
  Furniture and equipment, less accumulated depreciation of
    $161,203 in 2000 and $157,106 in 1999                                                         41,255           76,983
  Deferred income taxes (Note 6)                                                                      --          194,267
  Deferred costs, less accumulated amortization of $798,526 in 2000 and $684,848 in 1999          57,761          171,439
  Other receivables                                                                               93,734           37,754
  Other assets                                                                                     5,809           19,118
                                                                                             -----------      -----------
TOTAL                                                                                        $ 3,989,355      $ 6,730,680
                                                                                             ===========      ===========

LIABILITIES, REDEEMABLE STOCK  AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
  Demand note payable to parent (Note 5)                                                     $        --      $   175,000
  Trade accounts payable                                                                          83,173          101,389
  Due to affiliates                                                                               68,007          115,484
  Accrued expenses                                                                                86,170          152,022
  Dividends payable                                                                               35,288           35,288
  Lease security deposits                                                                         44,151          103,183
  Notes payable (Note 5)                                                                          10,098           15,594
  Subordinated notes payable (Note 5)                                                          2,994,688        2,993,646
  Subordinated debenture payable to parent (Note 5)                                            2,000,000        2,000,000
                                                                                             -----------      -----------
           Total liabilities                                                                   5,321,575        5,691,606
                                                                                             -----------      -----------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 12)

REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (Note 7)                                          155,000          736,976
                                                                                             -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Series A preferred stock, no par value - authorized, issued and outstanding
    125,000 shares, at December 31, 2000 and 1999 ($1,750,000 liquidation value, convertible into 109,375 shares of Class A
    common stock at December 31, 2000 and 1999) (Note 8)                                       1,621,422        1,621,422
  Class A common stock, no par value; authorized 1,000,000 shares; issued and
     outstanding 453,154 shares at December 31, 2000 and 1999                                    878,703          878,703
  Common stock warrants (Note 9)                                                                   6,002            6,002
  Accumulated deficit                                                                         (3,896,400)      (2,257,787)
  Unrealized (loss) gain on available-for-sale securities, net of tax effect                     (96,947)          53,758
                                                                                             -----------      -----------
           Total stockholders' equity (deficit)                                               (1,487,220)         302,098
                                                                                             -----------      -----------

TOTAL                                                                                        $ 3,989,355      $ 6,730,680
                                                                                             ===========      ===========

See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

---------------------------------------------------------------------------------------------------------------------------------
                                                                                        2000             1999            1998
REVENUES AND GAINS (LOSSES):
  Income from direct financing leases                                               $    63,690      $   137,368      $   655,709
  Interest income                                                                       415,372          446,382          686,812
  Management, administration and lease acquisition fees
    from affiliates (Note 4)                                                            647,804          987,409          793,064
  Other                                                                                 166,848          145,679           95,426
  Gain (loss) on early termination of leases                                             91,334          (16,186)         414,135
  Realized loss on equity securities                                                   (795,280)              --               --
                                                                                    -----------      -----------      -----------
           Total revenues and gains (losses)                                            589,768        1,700,652        2,645,146
                                                                                    -----------      -----------      -----------

EXPENSES:
  Employee compensation and benefits                                                    331,180          519,022          393,600
  Management fees to affiliates (Note 11)                                               264,000          240,000          246,667
  Other general and administrative  expenses (Note 11)                                  424,764          538,700          640,508
  Interest expense (Note 5)                                                             628,165          746,245        1,307,461
  Provision for possible loan and lease losses (Note 3)                                 191,750          414,823          437,041
                                                                                    -----------      -----------      -----------
           Total expenses                                                             1,839,859        2,458,790        3,025,277
                                                                                    -----------      -----------      -----------

LOSS BEFORE INCOME TAXES                                                             (1,250,091)        (758,138)        (380,131)

INCOME TAX (EXPENSE) BENEFIT (Note 6)                                                  (240,114)         219,010          150,000
                                                                                    -----------      -----------      -----------

NET LOSS                                                                             (1,490,205)        (539,128)        (230,131)

COMPREHENSIVE INCOME (LOSS) - Unrealized gain (loss) on available-for-sale securities, net of tax of $(35,069) in 2000, $(164,115) in 1999, and $260,184
  in 1998, respectively                                                                (150,705)        (254,198)         415,615
                                                                                    -----------      -----------      -----------

COMPREHENSIVE INCOME (LOSS)                                                         $(1,640,910)     $  (793,326)     $   185,484
                                                                                    ===========      ===========      ===========

LOSS PER COMMON SHARE CALCULATION:
  Net loss                                                                          $(1,490,205)     $  (539,128)     $  (230,131)
  Dividends on Series A convertible preferred stock (Note 8)                           (140,384)        (139,995)        (140,001)
                                                                                    -----------      -----------      -----------
  Net loss attributable to Class A common stock                                     $(1,630,589)     $  (679,123)     $  (370,132)
                                                                                    ===========      ===========      ===========

  Basic                                                                             $     (3.60)     $     (1.50)     $     (0.84)
                                                                                    ===========      ===========      ===========

  Fully diluted                                                                     $     (3.60)     $     (1.50)     $     (0.84)
                                                                                    ===========      ===========      ===========

  Weighted average common shares outstanding                                            453,154          452,974          438,540
                                                                                    ===========      ===========      ===========


See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------


                                                                                                    UNREALIZED
                                                                                                   GAIN (LOSS)ON       TOTAL
                                             SERIES A     CLASS A      COMMON                        AVAILABLE-     STOCKHOLDERS'
                                            PREFERRED     COMMON        STOCK        ACCUMULATED      FOR-SALE        EQUITY
                                              STOCK        STOCK       WARRANTS        DEFICIT       SECURITIES      (DEFICIT)
BALANCE AT JANUARY 1, 1998                $ 1,621,422   $    63,400   $   237,660    $(1,192,484)   $  (107,659)   $   622,339

  Net loss                                          -             -             -       (230,131)             -       (230,131)

  Issuance of Class A common stock
    upon exercise of warrants, net of
    issuance costs of $8,303                        -       620,275       (45,030)             -              -        575,245

  Expiration of warrants                            -        70,799       (70,799)             -              -              -

  Amortization of Class B stock
    issuance costs                                  -             -             -         (8,024)             -         (8,024)

  Dividends on Series A preferred stock             -             -             -       (140,001)             -       (140,001)

  Change in unrealized gain on
    available-for-sale security, net of
    tax effect                                      -             -             -              -        415,615        415,615
                                          -----------   -----------   -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1998                1,621,422       754,474       121,831     (1,570,640)       307,956      1,235,043

  Net loss                                          -             -             -       (539,128)             -       (539,128)

  Expiration of warrants                            -       115,250      (115,250)             -              -              -

  Issuance of Class A common stock
    upon exercise of warrants, net of
    issuance costs of $350                          -         8,979          (579)             -              -          8,400

  Amortization of Class B stock
    issuance cost                                   -             -             -         (8,024)             -         (8,024)

  Dividends on Series A preferred stock             -             -             -       (139,995)             -       (139,995)

  Change in unrealized gain on
    available-for-sale securities,
    net of tax                                      -             -             -              -       (254,198)      (254,198)
                                          -----------   -----------    -----------    ----------    -----------    -----------
BALANCE AT DECEMBER 31, 1999                1,621,422       878,703         6,002     (2,257,787)        53,758        302,098

  Net loss                                          -             -             -     (1,490,205)             -     (1,490,205)

  Amortization of Class B stock
    issuance cost                                   -             -             -         (8,024)             -         (8,024)

  Dividends on Series A preferred stock             -             -             -       (140,384)             -       (140,384)

  Change in unrealized gain on
    available-for-sale securities,
    net of tax                                      -             -             -              -       (150,705)      (150,705)
                                          -----------   -----------   -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2000              $ 1,621,422   $   878,703   $     6,002    $(3,896,400)   $   (96,947)   $(1,487,220)
                                          ===========   ===========   ===========    ===========    ===========    ===========



See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2000               1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(1,490,205)       $  (539,128)       $  (230,131)
  Adjustments to reconcile net loss to net cash
    from operating activities:
    Loss (gain) on early termination of leases and sale of equipment                  (91,334)            16,186           (414,135)
    Dividend income received in form of common stock                                   (1,306)            (2,964)                --
    Depreciation of furniture and equipment                                            54,380             67,185             76,501
    Amortization of deferred costs                                                    124,959            175,336            176,659
    Other amortization                                                                     --                 --             63,047
    Provision for possible loan and lease losses                                      191,750            414,823            437,041
    Realized loss on equity securities                                                795,280                 --                 --
    Deferred income taxes                                                             229,336           (214,853)           324,000
    Changes in operating assets and liabilities:
      Due from affiliates                                                             136,360           (416,819)           (15,458)
      Receivable from parent under tax allocation agreement                                --            (14,220)          (470,900)
      Other receivables                                                               (55,980)            22,786             46,397
      Other assets                                                                     13,309            175,740             18,169
      Outstanding checks in excess of bank balance                                         --           (424,053)           297,071
      Trade accounts payable                                                          (18,216)           (12,188)            83,958
      Due to affiliates                                                               (47,477)            (5,966)            22,023
      Accrued expenses                                                                (67,817)           123,104           (168,520)
      Dividends payable                                                                    --                 --             35,288
                                                                                  -----------        -----------        -----------
           Net cash flows from operating activities                                  (226,961)          (635,031)           281,010
                                                                                  -----------        -----------        -----------

INVESTING ACTIVITIES:
  Investment in available-for-sale security                                                --                 --           (601,251)
  Purchases of equipment for direct financing leases                                       --           (224,317)        (2,827,118)
  Repayments of direct financing leases                                               536,289            419,422          1,777,404
  Proceeds from sale or early termination of direct
    financing  leases and notes receivable and equipment                              214,242            462,014          6,363,403
  Issuance of notes receivable                                                             --           (125,000)        (1,062,291)
  Repayments of notes receivable                                                      311,296            418,013          4,896,646
  Repayment of loans to limited partnerships                                               --                 --            124,286
  Distributions from limited partnerships                                                  --                 --              6,118
  Net lease security deposits paid                                                    (59,032)           (35,609)          (219,452)
  Purchases of furniture and equipment                                                 (2,000)              (735)            (8,146)
  Proceeds from sale of furniture and equipment                                            --              1,550                 --
                                                                                  -----------        -----------        -----------
           Net cash flows from investing activities                                 1,000,795            915,338          8,449,599
                                                                                  -----------        -----------        -----------

                                                                     (Continued)

BERTHEL FISHER & COMPANY LEASING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONCLUDED)

-------------------------------------------------------------------------------------------------------------------------
                                                                              2000             1999              1998
CASH FLOWS FROM FINANCING ACTIVITIES:
  Financing costs incurred                                               $         --      $         --      $     (2,500)
  Proceeds from line-of-credit agreement                                           --                --         6,711,470
  Repayments of line-of-credit agreement                                           --                --       (13,472,963)
  Redemption of Class B stock                                                (590,000)               --           (10,000)
  Repayments of subordinated debt                                                  --            (5,000)               --
  Repayment of demand note payable to Parent                                 (175,000)         (550,000)               --
  Proceeds from issuance of other borrowings                                       --                --         3,516,140
  Repayments of other borrowings                                               (5,496)          (49,549)       (5,210,928)
  Proceeds from issuance of Class A common stock                                   --             8,400           575,245
  Cash dividends paid on Series A preferred stock                            (140,384)         (139,995)         (140,001)
                                                                         ------------      ------------      ------------
           Net cash flows from financing activities                          (910,880)         (736,144)       (8,033,537)
                                                                         ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                           (137,046)         (455,837)          697,072

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                241,235           697,072                --
                                                                         ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $    104,189      $    241,235      $    697,072
                                                                         ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the year for interest                                 $    514,800      $    749,041      $  1,415,391
  Noncash investing and financing activities:
    Amortization of Class B stock issuance costs                                8,024             8,024             8,024
    Change in unrealized gain (loss) on available-for-sale security,
      net of tax effect                                                      (150,705)         (254,198)          415,615
    Deferred tax expense (benefit) for change in unrealized
      gain (loss) on available-for-sale security                               35,069          (164,115)          260,184
    Note receivable converted to investment in not readily
      marketable security                                                     572,478                --           183,284
    Direct financing lease converted to investment in not
      readily marketable security                                                  --                --            25,400


See notes to consolidated financial statements.

BERTHEL FISHER & COMPANY LEASING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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

     During 1994, the Company formed a wholly owned subsidiary, Communications Finance Corporation. All of the assets and liabilities of Communications Finance Corporation have been assumed by the Company. The Company intends to keep Communications Finance Corporation as a shell for use in future financing transactions.

     BASIS OF PRESENTATION - The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring operating losses, and has approximately $2,200,000 of notes payable and redeemable preferred stock maturing in 2001 and may not have adequate liquidity to repay such amounts. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management plans to sustain operations are discussed below.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and refinancing as may be required, and ultimately to attain profitable operations. Management's plans to accomplish these objectives include, but are not limited to the following:

     - Management is continuing its efforts to achieve a revenue base that can support its operations.

     - Management is attempting to negotiate an extension for its debt with its current lenders and to arrange additional debt or equity from other sources.

     -    Management is attempting to negotiate financing from its Parent.

     -    Management is attempting to sell certain assets to increase liquidity.

     No assurance can be provided that the Company will be successful in its efforts.

     CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan and lease losses, the estimated unguaranteed residual values of the Company's leased equipment, and the recoverability of cost basis investments.

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

     The Company's cost basis investments are with emerging entities whose operations and prospects can change significantly in the near-term. Also, the entities generally have not yet achieved profitable operations and may require additional financing to fund their operations. These factors, among others, could have a material near-term impact on the recoverability of cost basis investments.

     CERTAIN RISK CONCENTRATIONS - The Company's direct financing leases and the collateral for notes receivable are concentrated in home water treatment equipment, telecommunications, and computer equipment, representing approximately 26%, 58%, and 1 % at December 31, 2000 and 22%, 47%, and 17% at December 31, 1999, of the Company's direct finance lease and notes receivable portfolio, respectively.

     Two lessees, related to each other by common ownership, account for approximately 54% of the Company's direct finance lease and notes receivable portfolio at December 31, 2000.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     NOTES RECEIVABLE - Notes receivable are carried at the principal balance outstanding. Interest income on notes receivable is accrued based on principal amounts outstanding.

     NET INVESTMENT IN DIRECT FINANCING LEASES - The Company leases telecommunications and other types of equipment, under direct financing leases, generally over a period of three to five years. At the time of closing a direct financing lease, the Company records the gross lease contract receivable, an estimated unguaranteed residual value and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the carrying value of the equipment leased. In addition, the Company capitalizes all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Lessees are responsible for all taxes, insurance, and maintenance costs.

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

     ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES - The Company performs credit evaluations prior to approval of a lease or finance contract. As with all direct financing leases, the Company continues to own the equipment under lease. The Company will generally obtain a security interest in future revenues generated from each site in which the equipment is physically located and in the equipment under a finance contract. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. The Company maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the portfolio. The allowance is based upon a continuing review of past loan and lease loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets. Leases and notes receivable, which are considered uncollectible, are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.

     EQUIPMENT UNDER OPERATING LEASES - Equipment leased under operating leases was stated at cost less accumulated depreciation. The equipment was depreciated using the straight-line method over the estimated useful lives of the assets (five years) to the estimated residual value of the equipment at the end of the lease term. Estimated residual values were based on estimates of amounts historically realized by the Company for similar equipment and were periodically reviewed by management for possible impairment.

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

     The Company also owns not readily marketable equity interests in entities over which it does not have the ability to exert significant influence over the operations of such entities; therefore, such investments are accounted for at cost. Not readily marketable equity securities include securities restricted as to sale in the public market beyond one year under rule 144 of the Securities and Exchange Commission.

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

     DEFERRED INCOME TAXES - The provision for deferred income taxes is based on an asset and liability approach. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or credit is based on the changes in the asset or liability from period to period including the effect of enacted tax rate changes. A valuation allowance is recorded for net deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be recovered.

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

     SALE OF DIRECT FINANCE LEASES - The Company at times sells direct financing leases, on a limited recourse basis, to lenders in return for a cash payment. In the case of default by the lessee, the lender has a first lien on the underlying leased equipment. In the event the sale or re-lease of proceeds from the underlying equipment do not satisfy the remaining lessee's obligation to the lender, the Company is responsible for a predetermined amount of that obligation. When the sale of direct finance leases occurs, proceeds from the sale, less the net book value of direct finance leases sold and an estimated loss allowance, are recorded as a component of gain on early termination of leases.

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

                                                                YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                              2000       1999        1998
     Redeemable Class B nonvoting convertible stock          15,500      74,500      74,500
     Series A convertible preferred stock                   109,375     109,375     109,375
     Warrants                                               151,886     151,886     276,886
                                                            -------     -------     -------
     Total                                                  276,761     335,761     460,761
                                                            =======     =======     =======

     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June, 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company adopted SFAS No. 133 in the first quarter of calendar year 2001. The adoption of this standard did not have any impact on the Company's results of operations, financial position or cash flows.

     RECLASSIFICATIONS - Certain amounts and disclosures in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

2.   NOTES RECEIVABLE AND DIRECT FINANCING LEASES

     Notes receivable comprised the following:

                                                                         DECEMBER 31,
                                                                  --------------------------
                                                                     2000            1999
     Notes receivable, collateralized primarily by telephone
       equipment and related site agreements and home water
       treatment equipment, 14% to 18%, maturing
       through June 2003                                          $1,530,344      $2,414,118
                                                                  ==========      ==========

     The Company's net investment in direct financing leases consists of the following:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                      2000             1999

      Minimum lease payments receivable            $   377,678      $ 1,474,473
      Estimated unguaranteed residual values            29,230           64,027
      Unamortized initial direct costs                   1,717            5,724
      Unearned income                                  (44,324)        (205,757)
                                                   -----------      -----------
      Net investment in direct financing leases    $   364,301      $ 1,338,467
                                                   ===========      ===========


     The balance of direct financing leases sold with recourse that remain uncollected at December 31, 2000, and 1999 was $207,197 and $598,550, respectively. At December 31, 2000 and 1999, the Company's contingent liability, under other limited recourse provisions, totals $285,189.

     At December 31, 2000, contractual principle maturities of notes receivable, future minimum lease payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:

                                   CONTRACTUAL      MINIMUM        ESTIMATED
                                   PRINCIPLE     LEASE PAYMENTS   UNGUARANTEED
                                   MATURITIES      RECEIVABLE    RESIDUAL VALUES
       Year ending December 31:

                2001               $  478,983      $  236,813       $   17,471
                2002                  447,673         108,224            3,324
                2003                  603,688          32,641            8,435
                                   ----------      ----------       ----------
                Total              $1,530,344      $  377,678       $   29,230
                                   ==========      ==========       ==========


     Additionally, the Company provides financing to certain companies for which the Parent or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Company's net investment in direct financing leases and notes receivable with these companies approximated $1,175,007 and $2,329,589 at December 31, 2000 and 1999, respectively.

     Three customers accounted for 10% or more of the amount of income from direct financing leases during one or more of the years presented, as follows:

                                           YEAR ENDED DECEMBER 31,
                                        -----------------------------
                                         2000        1999       1998

     Customer A                           16%          9%         2%
     Customer B                           30          15          3
     Customer C                           --          24         12

3.   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

     The changes in the allowance for possible loan and lease losses are as follows:

                                                YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           2000           1999          1998

     Balance at beginning of year       $ 494,764      $ 329,674      $ 435,292
       Provision                          191,750        414,823        437,041
       Charge-offs, net of recoveries    (423,942)      (249,733)      (542,659)
                                        ---------      ---------      ---------
     Balance at end of year             $ 262,572      $ 494,764      $ 329,674
                                        =========      =========      =========

     The allowance for loan and lease losses consisted of specific allowances for leases of $225,335, $443,152 and $112,202 at December 31, 2000, 1999
     and 1998, respectively, and a general unallocated allowance of $37,237, $51,612, and $217,472 at December 31, 2000, 1999 and 1998, respectively.

     On October 31, 1996, a lessee of the Company, Soil Recovery Services, Inc. ("SRS"), had an involuntary Petition for Relief under Chapter 7 of the U.S. Bankruptcy Code filed against it. This was converted to a voluntary Chapter 11 on November 25, 1996. At the time the first petition was filed, SRS had various leases with the Company that had a net investment totaling $256,500. A specific allowance for losses of $100,000 was established through a charge to the provision for possible loan and lease losses in 1996 based on estimates of the fair value of the equipment under lease. The Company obtained the right to repossess the equipment, sold a portion of the equipment in 1998, recorded an additional provision of $73,000 in 1998, and sold the remaining equipment during 1999 at a loss of approximately $51,000.

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

     In June 2000, the Company's lease and note contracts with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Company's net investment in the contracts totaled $1,117,789. The Company received two notes and recorded these at a discounted cost totaling $545,311 and 145,569 (adjusted for a stock split) shares of preferred stock in Actel Integrated Communications, Inc. ("Actel"). The carrying value of the Actel preferred stock is $572,478, resulting in no gain or loss at the time of the restructuring transaction. Actel is carried on the balance sheet as a not readily marketable security. Subsequent to the restructuring, the Company is not accruing interest on the notes receivable due to the uncertainty of Murdock's ability to pay. The Company has also established a specific allowance of $225,335 for 50% of the face value of the notes receivable due to this uncertainty.

     At December 31, 2000, one customer was past due over 90 days and had a net investment of $4,842. When payments are past due more than 90 days, the Company discontinues recognizing income on the contracts.

4.   INVESTMENTS

     The Company is the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX"), Telecommunications Income Fund X, L.P. ("TIF X") and Telecommunications Income Fund XI, L.P. ("TIF XI"). These partnerships are primarily engaged in the acquisition of equipment for lease to third parties under a direct finance arrangement. At December 31, 2000 and 1999, the Company's investment in these partnerships consisted of its allocated general partnership interest.

     Combined summarized financial information for TIF IX, TIF X, and TIF XI is as follows:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 2000            1999
       Assets:
       Net investment in direct financing leases
         and notes receivable                                 $12,756,000     $24,218,000
       Other assets                                             5,623,000       2,401,000
                                                              -----------     -----------
       Total assets                                           $18,379,000     $26,619,000
                                                              ===========     ===========

       Liabilities and partners' equity
       Liabilities:
       Notes payable, guaranteed by the Company (Note 12)     $ 2,374,000     $ 4,529,000
       Other liabilities                                        1,352,000       2,376,000
                                                              -----------     -----------
       Total liabilities                                        3,726,000       6,905,000
       Total partners' equity                                  14,653,000      19,714,000
                                                              -----------     -----------
       Total liabilities and partners' equity                 $18,379,000     $26,619,000
                                                              ===========     ===========


                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      2000            1999             1998
       Income from direct financing leases        $ 1,229,000      $ 2,425,000      $ 2,492,000
       Other revenue                                  150,000          356,000        1,090,000
       Provision for possible losses                 (564,000)        (339,000)        (352,000)
       Impairment loss                               (585,000)              --          (65,000)
       Expenses                                      (630,000)      (1,221,000)      (1,249,000)
                                                  -----------      -----------      -----------
       Net income (loss)                          $  (400,000)     $ 1,221,000      $ 1,916,000
                                                  ===========      ===========      ===========

       Income (loss) allocable to the Company     $      (317)     $       973      $     1,410
                                                  ===========      ===========      ===========

       Net income (loss) per partnership unit:
       TIF IX                                     $        --      $        --      $      1.39
       TIF X                                      $        --      $      6.08      $     18.54
       TIF XI                                     $    (31.74)     $     72.99      $     46.18

     TIF IX entered its liquidation phase during the second quarter of 1998 and, therefore, adopted the liquidation basis of accounting as of March 31, 1998. The above summarized financial position data reflects TIF IX's data as of December 31, 2000 and 1999 on an estimated net realizable value basis (liquidation basis). The above summarized statement of operations reflects TIF IX operating results only to March 31, 1998 since subsequent thereto TIF IX no longer reports operating data. TIX X entered its liquidation phase on December 31, 1999 and, therefore, adopted the liquidation basis of accounting as of that date. The above summarized financial position data reflects TIF X's data as of December 31, 2000 and 1999 on an estimated net realizable value basis (liquidation basis). The above summarized statement of operations reflects TIF X to December 31, 1999. In addition, TIF XI began leasing operations in February 1998 and its operating data is reflected from such date.

     The Company receives a management fee equal to 5% of the amount of gross rental payments received by TIF IX and TIF X and 2% of the amount of gross rental payments received by TIF XI. During the years ended December 31, 2000, 1999 and 1998, management fees aggregated $124,738, $269,286 and
     $282,304, respectively. TIF IX entered its liquidation phase May 1, 1998 and, as a result, the Company will not receive any further management fees from TIF IX. TIF X entered its liquidation phase on December 31, 1999 and, as a result, the Company will not receive any further management fees from TIF X. In addition, the Company is reimbursed for certain other costs under administrative services agreements. Amounts received by the Company pursuant to these agreements amounted to $258,000, $228,000, and $245,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company also receives a lease acquisition fee equal to 5% of all leases acquired by TIF XI during the initial funding period. Amounts received by the Company as acquisition fees were $265,066, $490,123 and $265,760 for the years ended December 31, 2000, 1999, and 1998, respectively.

      Not readily marketable equity securities and available-for-sale equity securities are summarized as follows:

                                                                                  DECEMBER 31,
                                                                             ---------------------
                                                                                2000        1999
        Not readily marketable equity securities at cost:
          Murdock Communications Corporation, which operates
            in the telecommunications industry, 410,916 and
            398,019 shares of common stock at December 31,
            2000 and 1999, respectively                                      $ 38,523     $602,203
          Murdock Communications Corporation, warrants to
            purchase 79,279 shares of common stock at an exercise
            price of $1.12 per share, expiring during 2002                         --           --
          Murdock Communications Corporation, 254 shares
            of convertible preferred stock, 8% cumulative dividend,
            converted into 22,578 shares of common stock in 2000                   --       25,400
          AcTel Communications, which operates in the telecommunications industry, 145,569 shares of preferred stock convertible
            into 431,707 shares of common stock                               572,478           --
          Monitronics, Inc., which operates in the home security
            industry, 3,996 shares of common stock                             30,000       30,000
                                                                             --------     --------
        Total                                                                $641,001     $657,603
                                                                             ========     ========
        Available-for-sale equity securities at fair value:
          Murdock Communications Corporation, 159,800 and
            147,212 shares of common stock at December 31,
            2000 and 1999, respectively                                      $ 14,981     $331,227
          HLM Design, Inc., which operates in the construction industry,
            43,631 shares of common stock                                      86,438      163,717
                                                                             --------     --------
        Total                                                                $101,419     $494,944
                                                                             ========     ========

     Due to certain requirements under rule 144 of the Securities and Exchange Commission, a portion of the Company's common shares held in Murdock Communications Corporation became restricted beyond one year in 1999 and were reclassified to not readily marketable equity securities. Also, shares of HLM Design, Inc. became restricted for less than one year in 1999 and such securities were reclassified to available-for-sale.

     The cost and market values of available-for-sale equity securities are as follows:


                                                         DECEMBER 31,
                                                 ------------------------------
                                                    2000                1999

      Cost                                       $ 198,366            $ 406,117
      Gross unrealized gains                            --              108,394
      Gross unrealized losses                      (96,947)             (19,567)
                                                 ---------            ---------
      Market value                               $ 101,419            $ 494,944
                                                 =========            =========

5.   CREDIT ARRANGEMENTS

     Notes payable consists of the following at December 31, 2000 and 1999:

                                                                              DECEMBER 31,
                                                                         ---------------------
                                                                           2000        1999
       Note payable to Parent, 10.5%, payable on demand                  $     --     $175,000
       Installment loan agreements with banks, 10.5%,
         maturing through 2003 with subjective acceleration clauses, collateralized by certain direct financing leases, certain
         agreements are also guaranteed by the Company's Parent            10,098       13,915
       Capital lease obligations, 5.37%, due through 2000                      --        1,679
                                                                         --------     --------
       Notes payable                                                     $ 10,098     $190,594
                                                                         ========     ========

     Subordinated debt consists of the following at December 31, 2000 and 1999:


                                                                             DECEMBER 31,
                                                                      -------------------------
                                                                         2000          1999
     Uncollateralized subordinated notes payable, 9.5% to 10%,
       maturing in 2001 and 2004, net of discount                     $2,994,688     $2,993,646
     Uncollateralized subordinated debenture payable to
       Parent, floating interest rate, maturing in 2005                2,000,000      2,000,000
                                                                      ----------     ----------
     Total subordinated debt                                          $4,994,688     $4,993,646
                                                                      ==========     ==========

      Interest expense summarized by category is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
       Line-of-credit agreement                            $       --   $       --   $  375,510
       Demand note payable to Parent                               --       81,040       62,617
       Collateral trust bonds                                      --           --           --
       Installment loan agreements with banks                   2,504        6,667       92,159
       Capital lease obligations                                   --          494        1,065
       Uncollateralized subordinated debentures                    --           --       28,872
       Uncollateralized subordinated debenture to Parent      218,540      230,000      320,627
       Uncollateralized subordinated notes payable            407,121      404,506      404,589
       Other                                                       --       23,538       22,022
                                                           ----------   ----------   ----------
       Total                                               $  628,165   $  746,245   $1,307,461
                                                           ==========   ==========   ==========

     The subordinated debenture payable to Parent bears interest at prime plus 3% (10.75%, 11.5% and 11.5% at December 31, 2000, 1999, and 1998,
     respectively), adjusted semi-annually, with a minimum interest rate of 6% and a maximum rate of 12%. In October 1995, the Company and its Parent restructured $2,000,000 of the existing note payable to the Company's Parent into a subordinated debenture. Under the restructured debenture, the maturity date was extended to December 31, 2005; the debenture was contractually subordinated to the subordinated notes payable and to collateralized debt; and the Company's Parent was issued warrants for the purchase of 118,875 shares of common stock of the Company at $16.82 per share, exercisable through October 5, 2000. In 2000, the expiration date of the warrants was extended to October 5, 2001.

     The annual maturities of notes payable and subordinated debt at December 31, 2000 are as follows:

                 Year ending December 31:
                          2001                                       $2,049,442
                          2002                                            4,699
                          2003                                            1,166
                          2004                                          949,479
                          2005                                        2,000,000
                                                                     ----------
                          Total                                      $5,004,786
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

     Income tax expense (benefit) consisted of the following:

                                            YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                   2000              1999               1998

       Current                   $  10,778         $  (4,157)         $(474,000)
       Deferred                    229,336          (214,853)           324,000
                                 ---------         ---------          ---------
       Income taxes              $ 240,114         $(219,010)         $(150,000)
                                 =========         =========          =========

     The effective tax rate on loss before income taxes is different from the prevailing federal income tax rate as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2000          1999        1998
        Income tax at federal statutory rates (34%)       $(425,031)    $(257,767)   $(129,245)
        Tax effect increase (decrease) of:
          State income taxes, net of federal effect          22,240        (2,000)      (7,600)
          Valuation allowance for current year
            net operating losses                            412,505            --           --
          Valuation allowance for prior year
            deferred tax assets previously recognized       229,336            --           --
          Other items                                         1,064        40,757      (13,155)
                                                          ---------     ---------    ---------
        Income taxes                                      $ 240,114     $(219,010)   $(150,000)
                                                          =========     =========    =========

     The Company recorded a valuation allowance of $229,336 during 2000 for previously recognized deferred tax assets due to the Parent's inability to utilize net operating losses generated by the Company due to certain investment losses incurred by the Parent in 2000.

     The tax effect of temporary differences giving rise to the Company's net deferred income tax asset (liability) are as follows:

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                2000            1999
       Gross deferred income tax liabilities:
         Direct financing leases                            $  (290,000)     $  (300,000)
         Unrealized gain on available-for-sale security              --          (35,000)
         Other                                                  (50,100)              --
                                                            -----------      -----------
       Total                                                   (340,100)        (335,000)
                                                            -----------      -----------

       Gross deferred income tax assets:
         Alternative minimum tax carryforward                    84,000           84,000
         Allowance for possible loan and lease losses           128,500           96,000
         Net operating loss carryforward                        621,000          334,000
         Other                                                       --           15,267
         Unrealized loss on available-for-sale security         343,600               --
                                                            -----------      -----------
       Total                                                  1,177,100          529,267

         Net deferred income tax asset                          837,000          194,267
         Valuation allowance                                   (837,000)              --
                                                            -----------      -----------

       Net deferred income tax asset                        $        --      $   194,267
                                                            ===========      ===========

     A valuation allowance has been recorded in 2000 for the Company's net deferred tax assets at December 31, 2000 based on management's assessment that it more likely than not that such assets will not be recovered due to the Company's historical operating losses and recent operating losses of the Parent.

     At December 31, 2000, the Company's net operating loss carryforward aggregates $1,615,348 and expires from 2011 through 2015.

7.   REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK

     The Company's Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B nonvoting convertible stock is convertible on a one-for-one basis into Class A common stock of the Company. The stock is redeemable at $10 per share for a 30-day period after the tenth anniversary of the issuance date (April 1990 to September 1991) at the option of the holder. Shares, which are not redeemed during that time, are automatically converted to Class A common stock on a one-for-one basis. The following summarizes the amounts pertaining to the Class B nonvoting convertible stock:

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         2000           1999
        Redeemable Class B nonvoting convertible stock (no par
          value-authorized 100,000 shares, issued and outstanding
          15,500 and 74,500 shares at December 31, 2000 and 1999,
          respectively), at redemption or liquidation value           $ 745,000      $ 745,000
        Redemption of convertible stock                                (590,000)            --
        Unamortized stock issuance costs                                     --         (8,024)
                                                                      ---------      ---------
        Class B nonvoting convertible stock                           $ 155,000      $ 736,976
                                                                      =========      =========

8.   PREFERRED STOCK

     Each share of the Series A preferred stock is entitled to cumulative annual dividends of 8% payable, if as and when declared by the Board of Directors, quarterly. Unpaid dividends accumulate and are payable prior to the payment of dividends on the Company's Class A common stock. The preferred stock is redeemable at any time at the option of the Company, on not less than 30 days written notice to registered holders. The redemption price is $14.14 per share if redeemed during 2001, and $14.00 per share if redeemed thereafter, plus, in each case, accumulated unpaid dividends. Unless previously redeemed by the Company, the holders of the preferred stock are entitled at any time to convert each share into .875 shares of Class A common stock. The preferred stock is not entitled to vote on any matter except where the Iowa Corporation Act requires voting as a class, in which case each share of stock shall be entitled to one vote per share on those matters where the preferred stock is voting as a class. The preferred stock is entitled to a preference on liquidation equal to $14.00 per share, plus accumulated unpaid dividends.

9.   COMMON STOCK WARRANTS

     The Company's common stock warrants outstanding at December 31, 2000 are summarized as follows:

                                                              EXPIRATION      EXERCISE       NUMBER
                                                                 DATE           PRICE     OUTSTANDING
        Issued to the Parent in 1995 in connection with
          the subordinated note payable restructuring               2001      $  16.82       118,875
        Issued in 1996 in connection with the subordinated
          notes payable offering                               2001-2004         16.00        33,011
                                                                                             -------
        Balance at December 31, 2000                                                         151,886
                                                                                             =======


10.  PROFIT SHARING PLAN

     The Company participates in a qualified profit sharing plan under Internal Revenue Code Section 401(a), including a qualified cash or deferred arrangement under Section 401(k), sponsored by Berthel Fisher & Company Financial Services, Inc. Under the terms of the plan, each participant may elect to defer compensation from 2% to 15%. A matching contribution equal to 50% of the deferred compensation of all eligible participants will be made by the employer up to 4% of each participant's total compensation. The employee contributions to the plan are fully vested and employer contributions vest over five years. The Company's contribution for the years ended December 31, 2000, 1999 and 1998 aggregated $4,907, $6,416 and $5,695, respectively.

11.  MANAGEMENT AND SERVICES AGREEMENTS

     The Company has an unwritten, month-to-month agreement with its Parent in which the Company's Parent provided management services. The management services paid were $264,000, $240,000 and $246,667 for each of the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company, from time to time, engages the services of Berthel Fisher & Company Financial Services, Inc., a broker-dealer majority owned by the Company's Parent. The Company also enters into other arrangements with the Parent or its affiliates for financing and operating activities. Following are the amounts paid or received by the Company to Berthel Fisher & Company or its affiliates related to these arrangements:

                                                            YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                      2000          1999          1998
         Commissions                               $   9,755      $   6,175     $      --
         Interest income                            (116,216)        84,881        37,186
         Operating expense reimbursements                 --         26,311        45,300
         Rent                                         38,040             --            --

12.  COMMITMENTS AND CONTINGENCIES

     The Company is contingently liable, as the general partner, for all debts of TIF IX, TIF X, and TIF XI.

     The Company also has guaranteed amounts outstanding under a line-of-credit agreement with a bank of TIF XI. The line-of-credit agreement allows TIF XI to borrow the lesser of $4 million or 32% of its qualified accounts, as defined in the agreement. The agreement matures on June 30, 2002, and is cancelable by the lender after giving a 90-day notice. The agreement is collateralized by substantially all assets of TIF XI. The note is also guaranteed by the Company's Parent and a principal stockholder of the Company's Parent. The balance outstanding under this line of credit was $2,374,423 at December 31, 2000.

     Telcom Management Systems filed a suit against the Company, TIF IX and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from TIF IX out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date TIF IX had not provided good title. The General Partner filed a Motion for Summary Judgment, which was denied. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee has ruled the litigation will proceed. No loss, if any, has been recorded in the financial statements with respect to this matter.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value amounts disclosed below are based on estimates prepared by the Company based on valuation methods appropriate in the circumstances. Accounting principles generally accepted in the United States of America do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents, due from affiliates, and other short-term payables approximates their fair value because of the short maturity of those instruments. Also, the Company's available-for-sale securities are reported at market value. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit, interest rate and prepayment risk involved.

     The estimated fair values of the Company's other significant financial instruments are as follows:

                                        DECEMBER 31,                  DECEMBER 31,
                                           2000                          1999
                                 -------------------------     -------------------------
                                  CARRYING         FAIR         CARRYING        FAIR
                                   AMOUNT         VALUE          AMOUNT         VALUE
        Notes receivable         $1,530,344     $1,530,344     $2,414,118     $2,414,097
        Notes payable                10,098         10,098        190,594        190,891
        Subordinated debt         4,994,688      4,490,954      4,993,646      4,743,646

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                   2000 QUARTERS
                                     -------------------------------------------------------------------------------
                                        FIRST           SECOND            THIRD           FOURTH            2000

     Revenues and gains (losses)     $   361,575      $   376,084      $   462,423      $  (610,314)     $   589,768
     Expenses                            449,821          414,861          419,548          555,629        1,839,859
     Comprehensive loss                 (127,074)        (111,201)        (348,517)      (1,054,118)      (1,640,910)
     Net loss                            (57,388)         (23,983)        (231,642)      (1,177,192)      (1,490,205)
     Net loss applicable to
       common shareholders               (92,292)         (58,887)        (266,930)      (1,212,480)      (1,630,589)

     Earnings per unit:
       Basic                         $     (0.20)     $     (0.13)     $     (0.59)     $     (2.68)     $     (3.60)
       Diluted                       $     (0.20)     $     (0.13)     $     (0.59)     $     (2.68)     $     (3.60)


     Net loss applicable to common shareholders for the fourth quarter of 2000 includes a $795,280 realized loss for an other than temporary decline of the Murdock stock and a specific allowance of $225,335 related to notes receivable from Murdock due to a deterioration in their financial condition.


                                                                  1999 QUARTERS
                                     -------------------------------------------------------------------------------
                                         FIRST           SECOND           THIRD            FOURTH           1999

     Revenues and gains              $   412,108      $   376,395      $   521,776      $   390,373      $ 1,700,652
     Expenses                            478,671          591,673          548,439          840,007        2,458,790
     Comprehensive income (loss)         306,613         (460,626)            (103)        (639,210)        (793,326)
     Net loss applicable to
       common shareholders               (77,695)        (167,300)         (53,786)        (380,342)        (679,123)

     Earnings per unit:
       Basic                         $     (0.17)     $     (0.37)     $     (0.12)     $     (0.84)     $     (1.50)
       Diluted                       $     (0.17)     $     (0.37)     $     (0.12)     $     (0.84)     $     (1.50)



                                    * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's executive officers and directors and their ages and position with the Company are as follows (the terms of the directors have no expiration date):

           Name                   Age     Positions with Company
           ----                   ---     ----------------------
           Thomas J. Berthel      49      Chief Executive Officer, Director
           Timothy J. White       47      President
           Ronald O. Brendengen   46      Treasurer, Chief Operating Officer,
                                          Chief Financial Officer, Director
           Leslie D. Smith        53      Secretary, Director
           Von L. Elbert          62      Director
           James W. Noyce         45      Director

Thomas J. Berthel, age 49, Chief Executive Officer (1994-present) of the Company, served as president from the Company's inception to 1994, and was elected President in October, 1996. He also serves as Director (inception to present) of the Company. Mr. Berthel served as President of Berthel Fisher & Company Financial Services, Inc. from its inception to 1993, and since 1993 has served as Chief Executive Officer and a Director of Berthel Fisher & Company Financial Services, Inc. Mr. Berthel also serves as President and Chairman of the Board of Berthel Fisher & Company, the parent company of both the Company and Berthel Fisher & Company Financial Services, Inc. Mr. Berthel serves as the Chairman of the Board and Chief Executive Officer of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. Mr. Berthel also serves in various offices and as a Director of various other subsidiaries of Berthel Fisher & Company. In November, 1995, Mr. Berthel was elected a director of Intellicall, Inc., a publicly traded company. He also serves as the Chairman of the Board of Amana Colonies Golf Course, Inc. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. He is also a Certified Life Placement Agent. Mr. Berthel has also served as an individual general partner of eight private leasing programs. Mr. Berthel holds a bachelor's degree from St. Ambrose College, Davenport, Iowa (1974). He also holds a Master's degree in Business Administration from the University of Iowa, Iowa City, Iowa (1993).

Timothy J. White, age 47, is President of the General Partner since November 13, 2000. From 1999 to 2000, Mr. White was Vice President of New Markets for Great America Leasing in Cedar Rapids, Iowa. From 1996 to 1999, Mr. White was Vice President of Business Development for GE Capital in Cedar Rapids, Iowa. From 1993 to 1996, Mr. White was President of Aloha Capital Corporation in Syracuse, New York. From 1989 to 1993, Mr. White was Vice President of Sales for Dana Commercial Credit in Troy, Michigan. During his career, Mr. White has been responsible for the management of a leasing business in excess of $200 million and sales budgets in excess of $400 million. Mr. White holds a Bachelor's degree in Business Management from Walsh College in Troy, Michigan.

Nancy L. Lowenberg, age 42, has been elected Executive Vice President and General Manager of the Company beginning January, 1998, and Director since December, 1996. She previously served the Company as Vice President and Chief Operating Officer from January, 1997 to September, 1998. From September 1986 to December, 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids as Vice President Commercial Loans for Iowa. From 1981 to 1986, Ms. Lowenberg was employed by First Bank Systems. Ms. Lowenberg resigned from the Company effective February 9, 2000.

Ronald O. Brendengen, age 46, is the Treasurer, Chief Operating Officer, Chief Financial Officer and a Director (1988-present) of the Company. He was elected to his current offices in September, 1998. He has served as Secretary (1994-March, 1995), Treasurer, (1998-August, 1995), and Chief Financial Officer (1994-August, 1995) of the Company. He served as Controller (1985-1993), Treasurer (1987-present, Chief

Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the Company. Mr. Brendengen also serves as the Treasurer, Chief Operating Officer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

Leslie D. Smith, age 53, is the Secretary (March, 1995-present) of the Company. Mr. Smith serves as the Secretary and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a reporting company. In 1994, Mr. Smith was named General Counsel of Berthel Fisher & Company, parent company of the Company. Mr. Smith was awarded his B.A. in Economics in 1976 from Iowa Wesleyan College, Mount Pleasant, Iowa, and his J.D. in 1980 from the University of Dayton School of Law, Dayton, Ohio. Mr. Smith was employed as an Associate Attorney and as a Senior Attorney for Life Investors, Inc., Cedar Rapids, Iowa, from 1981 through 1985 where he was responsible for managing mortgage and real estate transactions. From 1985 to 1990, Mr. Smith was General Counsel for LeaseAmerica Corporation, Cedar Rapids, Iowa. From 1990 to 1992, Mr. Smith was Operations Counsel for General Electric Capital Corporation, where he was responsible for managing the legal department of a GATCH division located in Cedar Rapids, Iowa. From 1993 to 1994, Mr. Smith was employed as Associate General Counsel for Gateway 2000, Inc., in North Sioux City, South Dakota.

Emmett J. Scherrman, age 67, was elected a Director of the Company in August, 1995. Mr. Scherrman graduated in 1953 from Loras College with a B.A. in accounting, and attended the U.S. Army Finance School, Ft. Benjamin Harrison (1953 to 1955). Mr. Scherrman served as President (1997 to 1987) and Chairman of the Board and Chief Executive Officer (1987-1990) of LeaseAmerica Corporation, Cedar Rapids, Iowa. Since his retirement from LeaseAmerica in 1990, Mr. Scherrman has served as a consultant to Brenton Bank and Trust Company, Cedar Rapids, Iowa (1992-present). Mr. Scherrman currently serves as a Director of Brenton Bank and Trust Company; Treasurer and Director of Oak Hill Engineering, Inc.; Chairman, Board of Trustees, Mount Mercy College; and Treasurer and Member of the Board of Trustees, Mercy Medical Center. Effective May, 2000, Mr. Scherrman resigned his directorship from the Company.

Von L. Elbert, age 62, was elected Director of the Company in 1996. He has served as a Director of Berthel Fisher & Company, the parent of the Company, since May, 1991. From 1978 to 1988, Mr. Elbert was the President of TLS, Co., a data processing company. From 1988 to 1996, he served as the Vice President, Treasurer and Chief Financial Officer of Galt Sand Company, a manufacturer of wearing apparel. Mr. Elbert also serves as a director of Mercantile Bank of Eastern Iowa. Mr. Elbert received his BBA degree from the University of Iowa in 1962.

James W. Noyce, age 45, was elected Director of the Company and of the General Partner in September, 1997. Mr. Noyce has been employed by FBL Financial Group, Inc. since 1985. He presently serves as Chief Financial Officer of FBL Financial Group, Inc. (and its affiliates, including Farm Bureau Life Insurance Company), a position he has held since December, 1995. Prior to December, 1995, he served FBL Financial Group, Inc. in various capacities, including, from 1991 to December 1995, as Vice President and Controller. Mr. Noyce graduated in 1978 with a Bachelor of Science and Business Administration (BSBA) in Actuarial Science and Accounting from Drake University College of Business.

ITEM 10. EXECUTIVE COMPENSATION
The following table sets forth the compensation paid or accrued by the Company for services rendered during 1998, 1999, and 2000 with respect to the Chief Executive Officer and the President of the Company:

                          SUMMARY OF COMPENSATION TABLE
------------------------------------------------------------------------------------------------

                                                   ANNUAL COMPENSATION
                                   ----------------------------------------------------
Name and                                                Other Annual      All Other
Principal Position         Year    Salary    Bonus      Compensation    Compensation(1)
------------------         ----    ------    -----      ------------    ---------------
Thomas J. Berthel
Chief Executive Officer    1998     $-0-      $-0-          $ -0-            $  -0-
                           1999     $-0-      $-0-          $ -0-            $  -0-
                           2000     $-0-      $-0-          $ -0-            $  -0-

----------------------
(1) Beginning with meetings held after August 1, 1995, directors of the Company who are also employees of the Company or affiliates of the Company are paid meeting fees of $150 per meeting; directors of the Company who are not also employees of the Company or affiliates of the Company are paid meeting fees of $250 per meeting.

--------------------------------------------------------------------------------

The Company has an unwritten, month-to-month agreement with its parent in which the Company's parent provides management services at a yearly rate of $264,000, $240,000, and $246,667 during 2000, 1999 and 1998, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Substantially all of the common voting stock of the Company is owned by Berthel Fisher & Company. The following table sets forth, as of December 31, 2000, the number of shares of the common stock of Berthel Fisher & Company (the parent of the Company) beneficially owned by (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each person known by the Company to beneficially own more than five percent of the outstanding shares of the common stock of Berthel Fisher & Company, and (iv) all executive officers and directors of the Company as a group.

-------------------------------------------------------------------------------------------------------------------
                     NAME AND ADDRESS OF                          NUMBER OF SHARES               PERCENT OF OUT-
TITLE OF CLASS       BENEFICIAL OWNER                             BENEFICIALLY OWNED(1)         STANDING SHARES (2)
--------------       ----------------                             ---------------------         -------------------
Common               Thomas J. Berthel (3)
                     701 Tama Street                                     6,958,249                     42.95%
                     Marion, IA  52302

Common               Ronald O. Brendengen
                     701 Tama Street                                       456,998                      2.82%
                     Marion, IA  52302

Common               Fred P. Fisher (4)
                     10875 Benson Drive, Ste. 130                        1,881,293                     11.61%
                     Overland Park, KS  66210

Common               Leslie D. Smith
                     701 Tama Street                                         2,088                       .01%
                     Marion, IA  52302

Common               Gary L. Rickels
                     Rural Route #1                                      1,566,889                      9.67%
                     Center Junction, IA  52212

Common               Von L. Elbert
                     315 Andover Lane SE                                   606,108                      3.74%
                     Cedar Rapids, IA  52403

Common               All executive officers and directors of
                     the Company as a group (seven persons)              8,023,443                     49.53%

-----------------
(1) Unless otherwise indicated, each person has sole voting and dispositive power over such shares.

(2) Based on 16,200,001 shares of the common stock of Berthel Fisher & Company outstanding at December 31, 2000.

(3) Does not include 500 shares of Class B Nonvoting Convertible Stock of the Company owned by Mr. Berthel's wife. The 500 shares are convertible into less than one tenth of one percent of the Company's common stock. Mr. Berthel's shares include 501,095 shares held in a trust.

(4) Includes 1,742,690 shares owned by Mr. Fisher's individual retirement account.

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

Certain administrative, managerial, consulting and operational services are provided to the Company by its parent, Berthel Fisher & Company ("BFC"). Prior to October, 1995, these services were provided on a month to month basis pursuant to terms established from time to time by the Board of Directors of the Company and the Board of Directors of BFC. The amount of fees were determined on an annual basis by the Boards of Directors of the Company and BFC. In October, 1995, the Company and BFC entered into a unwritten agreement whereby BFC would continue to provide these services for the period ending December 31, 1996, and thereafter on an annual basis subject to the approval of the Boards of Directors of both companies. The agreement specifies the services to be provided. The annual charges under this agreement were $264,000, $240,000, and $246,667 during 2000, 1999, and 1998, respectively.

The Company has three leases with Internet Navigator, Inc. having a total net investment of $118,663 at December 31, 2000. Mr. Von L. Elbert, a director of the Company, has guaranteed these leases. Mr. Elbert has a 16% interest in Internet Navigator, Inc. TIF IX has a lease with Internet Navigator, Inc. having a total net investment of $17,612 at December 31, 2000.

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

                  Material Contracts

           10.1 Revolving Loan and Security Agreement filed as Exhibit 10.1 to Registration Statement No. 33-98346C is hereby incorporated by reference.
           10.2   Management Agreement with Berthel Fisher & Company as Exhibit
                  10.2 to Registration Statement No. 33-98346C is hereby incorporated by reference.
           10.3 Incentive Stock Option Plan filed as Exhibit 10.3 to Registration Statement No. 33-98346C is hereby incorporated by reference.
           10.4 Incentive Bonus Plan filed as Exhibit 10.4 to Registration Statement No. 33-98346C is hereby incorporated by reference.
           10.7   Line of Credit with The National Bank of Waterloo filed as
                  Exhibit 10.7 to Registration Statement No. 33-98346C is hereby incorporated by reference.
           10.8 Berthel Fisher & Company Subordinated Debenture and Warrant filed as Exhibit 10.8 to Registration Statement No. 33-98346C is hereby incorporated by reference.
           10.13  Lease - Business Property (office space) filed as Exhibit
                  10.13 to Registration Statement No. 33-98346C is hereby incorporated by reference.
           10.14 Agreement between Southwest Merchant Group and the Company filed as Exhibit 10.14 to Registration Statement No. 33-98346C is hereby incorporated by reference.
           10.15  Consulting agreement with Thomas J. Berthel filed as Exhibit
                  10.15 to Registration Statement No. 33-98346C is hereby incorporated by reference.
           10.16  Amendment to Revolving Loan and Security Agreement filed as
                  Exhibit 10.16 to Registration Statement No. 33-98346C is hereby incorporated by reference.
           10.17 Agreement between Nutmeg Securities Ltd. and the Company filed as Exhibit 10.17 to Registration Statement No. 33-98346C is hereby incorporated by reference.
           10.18  Amendment to Revolving Loan and Security Agreement filed as
                  Exhibit 10.18 to Registration Statement No. 33-98346C is hereby incorporated by reference.
           10.19 Purchase agreement with Safeguard Financial Group, Inc. filed as Exhibit 10.19 to the Company's 10-K filed on March 31, 1999 is hereby incorporated by reference.
           16 Letter on Change in Certifying Accountant filed as Exhibit 16 to Registration Statement No. 33-98346C is hereby incorporated by reference.
           21 Subsidiaries of the Registrant filed as Exhibit 21 to Registration Statement No. 33-98346C is hereby incorporated by reference.

(b) Reports on Form 8-K
                  No reports on Form 8-K were filed in the fourth quarter of 2000.

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

                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
                                  (REGISTRANT)


By Berthel Fisher & Company Leasing, Inc.

By: /s/ Thomas J. Berthel                                   Date: March 26, 2001
   ------------------------------------------
Thomas J. Berthel
President, Chief Executive Officer


By Berthel Fisher & Company Leasing, Inc.
By:  /s/ Ronald O. Brendengen                               Date: March 26, 2001
   ------------------------------------------
Ronald O. Brendengen
Chief Operating Officer,
Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas J. Berthel                                       Date: March 26, 2001
---------------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.

/s/ Ronald O. Brendengen                                    Date: March 26, 2001
---------------------------------------------
Ronald O. Brendengen
C.O.O, C.F.O., Treasurer, Director
Berthel Fisher & Company Leasing, Inc.

/s/ Daniel P. Wegmann                                       Date: March 26, 2001
---------------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.

/s/ Leslie D. Smith                                         Date: March 26, 2001
---------------------------------------------
Leslie D. Smith
Secretary, Director
Berthel Fisher & Company Leasing, Inc.