Form 10QSB
period 2001-03-31
BERTHEL FISHER & CO LEASING INC
filed 2001-05-10
CIK 1002918

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 453,154 shares of Class A common stock as of April 23, 2001

       Transitional Small Business Disclosure Format (Check one): Yes   No  X
                                                                     ---   ---

                     BERTHEL FISHER & COMPANY LEASING, INC.

                                      INDEX


                                                                          Page
                                                                          ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Balance Sheet - March 31, 2001                                 3

            Statements of Operations and Comprehensive Loss -
            three months ended March 31, 2001 and 2000                     4

            Statements of Cash Flows - three months ended
            March 31, 2001 and 2000                                        5

            Notes to Financial Statements                                  6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             11

Item 2.     Changes in Securities                                         11

Item 3.     Defaults Upon Senior Securities                               11

Item 4.     Submission of Matters to a Vote of Security Holders           11

Item 5.     Other Information                                             11

Item 6.     Exhibits and Reports on Form 8-K                              11


Signatures                                                                12

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2001

ASSETS:
Cash and cash equivalents                                                        $    17,494
Notes receivable                                                                     369,541
Net investment in direct financing leases (Note 2)                                   304,717
Allowance for possible loan and lease losses (Note 3)                                (25,443)
                                                                                 -----------
Notes receivable and direct financing leases, net                                    648,815
Due from affiliates                                                                  371,135
Receivable from parent under tax allocation agreement                                898,999
Investments in:
      Limited partnerships                                                            25,601
      Not readily marketable equity securities, at cost                               68,523
      Available-for-sale equity securities, at fair value                             98,308
Furniture and equipment, less accumulated depreciation of $143,819                    31,570
Deferred costs, less accumulated amortization of $539,044                             29,342
Other receivables                                                                     82,864
Other assets                                                                           4,803
                                                                                 -----------
TOTAL                                                                            $ 2,277,454
                                                                                 ===========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT
LIABILITIES:
Trade accounts payable                                                           $    73,268
Due to affiliates                                                                     78,412
Accrued expenses                                                                      50,989
Dividends payable                                                                     34,521
Lease security deposits                                                               21,959
Notes payable (Note 4)                                                                 9,076
Subordinated notes payable (Note 4)                                                2,978,949
Subordinated debenture payable to parent (Note 4)                                  2,000,000
                                                                                 -----------
Total liabilities                                                                  5,247,174
                                                                                 -----------
COMMITMENTS AND CONTINGENCIES (NOTE 5)

REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 6)                              155,000
                                                                                 -----------
STOCKHOLDERS' DEFICIT:
Series A preferred stock, no par value-authorized 125,000 shares, issued and outstanding 125,000 shares ($1,750,000 liquidation
      value, convertible into 109,375 shares of Class A common stock) (Note 7)     1,621,422
Class A common stock, no par value-authorized 1,000,000 shares,
      issued and outstanding 453,154 shares                                          878,703
Common stock warrants                                                                  6,002
Accumulated deficit                                                               (5,530,788)
Unrealized loss on available-for-sale securities, net of tax effect                 (100,059)
                                                                                 -----------
Total stockholders' deficit                                                       (3,124,720)
                                                                                 -----------
TOTAL                                                                            $ 2,277,454
                                                                                 ===========

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                               2001             2000
                                                               ----             ----
Revenues and gains (losses):
      Income from direct financing leases                   $    10,791      $    19,926
      Interest income                                            61,711           93,869
      Management, administrative, and acquisition
         fees from affiliates                                   101,140          207,540
      Other                                                      10,982           35,517
      Gain on early terminations                                 10,716            4,723
      Realized loss on equity securities                       (572,478)             -0-
                                                            -----------      -----------
Total revenues and gains (losses)                              (377,138)         361,575
                                                            -----------      -----------

Expenses:
      Employee compensation and benefits                        102,967          107,542
      Management fees to affiliates                              66,000           66,000
      Interest expense                                          131,882          129,523
      Provision for possible loan and lease losses              810,022            9,405
      Other expenses                                            111,075          137,351
                                                            -----------      -----------
Total expenses                                                1,221,946          449,821
                                                            -----------      -----------

Loss before income taxes                                     (1,599,084)         (88,246)
Income tax (expense) benefit                                       (784)          30,858
                                                            -----------      -----------

Net loss                                                     (1,599,868)         (57,388)

Comprehensive loss:
      Unrealized loss on available-for-
         sale securities, net of tax                             (3,112)         (69,686)
                                                            -----------      -----------

Comprehensive loss                                          $(1,602,980)     $  (127,074)
                                                            ===========      ===========

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                               $(1,599,868)     $   (57,388)
     Dividends on convertible preferred stock  (Note 7)         (34,521)         (34,904)
                                                            -----------      -----------
     Net loss attributable to Class A stock                 $(1,634,389)     $   (92,292)
                                                            ===========      ===========

     Basic                                                  $     (3.61)     $      (.20)
                                                            ===========      ===========
     Fully Diluted                                          $     (3.61)     $      (.20)
                                                            ===========      ===========

Weighted average common shares outstanding                      453,154          453,154
                                                            ===========      ===========

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                           2001             2000
                                                                           ----             ----
OPERATING ACTIVITIES
Net loss                                                               $(1,599,868)     $   (57,388)
Adjustments to reconcile to net cash from operating activities:
     Gain on early termination of leases and notes                         (10,716)          (4,723)
     Realized loss on equity securities                                    572,478              -0-
     Dividend income received in form of common stock                          -0-             (359)
     Depreciation                                                            6,516           23,231
     Amortization                                                           30,835           31,793
     Provision for possible loan and lease losses                          810,022            9,405
Changes in operating assets and liabilities:
     Due from affiliates                                                    14,788          217,725
     Receivable from parent under tax allocation agreement                     -0-          (27,143)
     Other receivables                                                      10,870          (13,199)
     Other assets                                                            1,006           (7,990)
     Trade accounts payable                                                 (9,905)         (27,107)
     Due to affiliates                                                      10,406           (5,329)
     Accrued expenses                                                      (35,181)        (101,737)
                                                                       -----------      -----------
Net cash from operating activities                                        (198,749)          37,179
                                                                       -----------      -----------

INVESTING ACTIVITIES
Purchases of equipment for direct financing leases                             -0-           (9,668)
Repayments of direct financing leases                                       53,586           74,832
Proceeds from sale or early termination of direct financing leases
     and notes receivable                                                   58,119           10,113
Repayments of notes receivable                                              75,620          101,814
Net lease security deposits paid                                           (22,192)          (3,315)
Purchases of furniture and equipment                                          (769)          (2,000)
                                                                       -----------      -----------
Net cash from investing activities                                         164,364          171,776
                                                                       -----------      -----------

FINANCING ACTIVITIES
Repayment of demand note payable to parent                                     -0-         (175,000)
Repayments of other borrowings                                              (1,022)          (2,597)
Redemption of subordinated notes payable                                   (16,000)             -0-
Dividends paid on Series A preferred stock                                 (35,288)         (35,288)
                                                                       -----------      -----------
Net cash from financing activities                                         (52,310)        (212,885)
                                                                       -----------      -----------

Net decrease in cash and cash equivalents                                  (86,695)          (3,930)
Cash and cash equivalents at beginning of period                           104,189          241,235
                                                                       -----------      -----------
Cash and cash equivalents at end of period                             $    17,494      $   237,305
                                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                          $   131,876      $   133,902
Amortization of Class B nonvoting convertible stock issuance costs             -0-            2,006
Change in unrealized loss on securities, net of tax effect                  (3,112)         (69,686)

See accompanying notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000.

Basic net loss per common share is based on the weighted average number of shares of Class A common stock outstanding. Diluted net loss per common share is the same as basic net loss per share due to the antidilutive effect on net loss per share of any convertible securities.

The Company has had recurring operating losses and has approximately $2,200,000 of notes payable and redeemable Class B stock maturing in 2001 and may not have adequate liquidity to repay such amounts. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans to sustain operations are discussed below.

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

2.  NET INVESTMENT IN DIRECT FINANCING LEASES
The Company's net investment in direct financing leases at March 31, 2001 consists of:

       Minimum lease payments receivable                        $     312,597
       Estimated unguaranteed residual values                          24,366
       Unamortized initial direct costs                                 1,259
       Unearned income                                               (33,505)
                                                                -------------
       Net investment in direct financing leases                $     304,717
                                                                =============

3.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
The change in the allowance for possible loan and lease losses for the three months ended March 31, 2001 is as follows:

       Balance at December 31, 2000                             $     262,572
       Provision                                                      810,022
       Recoveries                                                      15,082
       Charge-offs                                                (1,062,233)
                                                                -------------
       Balance at March 31, 2001                                $      25,443
                                                                =============

The Company had a realized on loss on equity securities of $572,478 in the first quarter of 2001. On April 11, 2001, Actel Integrated Communications Inc. ("Actel") filed for Chapter 11 bankruptcy. The realized loss is to write-off the Company's carrying value of its 145,569 shares of preferred stock. In the first quarter of 2001, the Company also had a provision for possible loan and lease losses of $810,022, primarily due to the write-off of its carrying value of notes receivable of Murdock Communications Corporation ("Murdock"). Murdock's primary asset was the preferred stock of Actel.

4.  CREDIT ARRANGEMENTS
Notes payable at March 31, 2001 consists of:

       Installment loan with a bank, 10.5%, maturing in 2003    $       9,076
                                                                =============

Subordinated debt at March 31, 2001 consists of the following:

       Uncollateralized subordinated debenture payable to
            Parent, floating interest rate, maturing in 2006 $ 2,000,000 Uncollateralized subordinated notes payable, 9.5%
            to 10%, maturing in 2001 and 2004                       2,978,949
                                                                -------------
       Total subordinated debt                                  $   4,978,949
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

The Company guarantees amounts outstanding under a line-of-credit agreement with a bank of TIF XI. The line-of-credit allows TIF XI to borrow the lesser of $4,400,000 or 32% of its qualified accounts, as defined in the agreement. TIF XI's balance outstanding was $1,707,807 at March 31, 2001. The agreement matures on June 30, 2002, is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF XI. The Company's Parent and a principal stockholder of the Company's Parent also guarantee the note.

The Company is also a guarantor for a line-of-credit agreement with a bank of the Company's Parent. The line-of-credit is for $1,000,000, bears interest at 1.5% above the prime rate, and expires June 30, 2001. The balance on this line-of-credit was $800,000 at March 31, 2001.

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

6.  REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK
The Company's Redeemable Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B stock is convertible on a one-for-one basis up to a maximum of 20% of the Class A common stock of the Company after conversion. The stock is redeemable at $10 per share for a 30-day period after the tenth anniversary of the issuance date (April, 1990 to September, 1991) at the option of the holder. Shares which are not redeemed during that time are automatically converted to Class A common stock on a one-for-one basis. Class B nonvoting convertible stock at March 31, 2001 is summarized as follows:

       Class B nonvoting convertible stock (no par value-authorized
         100,000 shares, issued and outstanding 15,500 shares) at
         redemption or liquidation value                             $   155,000
                                                                     ===========

7.  PREFERRED STOCK
Each share of the Series A preferred stock is entitled to cumulative annual dividends of 8% payable, if as and when declared by the Board of Directors, quarterly. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Company's Class A common stock. The preferred stock is redeemable at any time at the option of the Company, on not less than 30 days written notice to registered holders. The redemption price shall be $14.14 per share if redeemed in 2001 and $14.00 per share if redeemed thereafter, plus, in each case, accumulated unpaid dividends. Unless previously redeemed by the Company, the preferred stock holders are entitled at any time to convert each share into .875 shares of Class A common stock. The preferred stock is not entitled to vote on any matter except where the Iowa Corporation Act requires voting as a class, in which case each share of stock shall be entitled to one vote per share on those matters where the preferred stock is voting as a class. The preferred stock is entitled to a preference on liquidation equal to $14.00 per share, plus accumulated dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Total revenues, excluding the realized loss on equity securities, decreased 46% in the first quarter of 2001 compared to the same period in 2000, from $361,575 in 2000 to $195,340 in 2001. This decrease is primarily due to the decrease in net investment of direct financing leases and notes receivable, and the decrease in management, administrative, and acquisition fees from affiliates.

The Company receives management, administrative, and acquisition fees from the TIFS. This revenue totalled $101,140 for the first quarter of 2001 compared to $207,540 for the same period a year ago. The Company receives a monthly administrative fee from each of the TIFS and for the first three months of 2001 was $3,000 for TIF IX, $22,500 for TIF X, and $39,000 for TIF XI. Currently, the Company receives a management fee equal to 2% of rental and note payments for TIF XI, which was $26,305 for the first three months of 2001 compared to $74,617 for the same period in 2000. TIF XI also pays the Company an equipment acquisition fee equal to 5% of the equipment cost for new leases and notes receivable, which amounted to $10,335 in the first three months of 2001, compared to $65,923 for the same period a year ago. The decrease in acquisition fee income is due to fewer leases originated in TIF XI.

The Company had a realized on loss on equity securities of $572,478 in the first quarter of 2001. On April 11, 2001, Actel Integrated Communications Inc. ("Actel") filed for Chapter 11 bankruptcy. The realized loss is to write-off the Company's carrying value of its 145,569 shares of preferred stock. In the first quarter of 2001, the Company also had a provision for possible loan and lease losses of $810,022, primarily due to the write-off of its carrying value of notes receivable of Murdock Communications Corporation ("Murdock"). Murdock's primary asset was the preferred stock of Actel.

As of March 31, 2001 two customers were over 90 days past due. When payments are past due more than 90 days, the Company discontinues recognizing income on those customer contracts. The total net investment on these contracts was $84,912 at March 31, 2001. Management will continue to monitor any past due contracts and take the necessary steps to protect the Company's investment.

The Company's portfolio of leases and notes receivable are concentrated in home water treatment equipment, computer equipment, and telecommunications equipment, representing approximately 56%, 19%, and 11%, respectively, of the portfolio at March 31, 2001. Two customers account for approximately 54% of the Company's portfolio of net investment in direct financing leases at March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
This Section and other portions of this Quarterly Report on Form 10-QSB contain statements relating to future results of the Company that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, changes in economic conditions, changes in interest rates, availability of lease business to the Company, changes in personnel, regulation of the telecommunications industry, and the success or failure of the Company's customers as well as other risks and uncertainties. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

The Company used cash in operating activities of $198,749 in the first quarter of 2001. The Company's principal source of cash has been from repayments and sales of direct financing leases and notes receivable.

The Company has had recurring operating losses and has approximately $2,200,000 of notes payable and redeemable Class B stock maturing in 2001 and may not have adequate liquidity to repay such amounts. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans to sustain operations are discussed below.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Telcom Management Systems filed a suit against the Company, TIF IX, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from TIF IX out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, TIF IX had not provided good title. The Company filed a Motion for Summary Judgement. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in fraud of creditors. The bankruptcy court had granted several extensions and the litigation was on hold until the trustee had made a decision, however, in mid September, 2000 the extension expired and was not renewed. The Motion for Summary Judgement filed by the Company has been denied. No further action has been taken at this time by the plaintiff.

ITEM 2. CHANGES IN SECURITIES
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        a.  Exhibits - None
        b. No reports on Form 8-K were filed for the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                                  (Registrant)



Date: May 7, 2001                        /s/ Ronald O. Brendengen
      -----------                        ---------------------------------------
                                         Ronald O. Brendengen, Chief Financial
Officer, Treasurer



Date: May 7, 2001                        /s/ Daniel P. Wegmann
      -----------                        ---------------------------------------
                                         Daniel P. Wegmann, Controller



Date: May 7, 2001                        /s/ Timothy J. White
      -----------                        ---------------------------------------
                                         Timothy J. White, President