Form 10QSB
period 2001-06-30
BERTHEL FISHER & CO LEASING INC
filed 2001-08-14
CIK 1002918

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

                     701 Tama Street       Marion, IA 52302
                     --------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 453,154 shares of Class A common stock as of August 1, 2001

       Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                                      ---    ---

                  BERTHEL FISHER & COMPANY LEASING, INC.

                                   INDEX


                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheet - June 30, 2001                                     3

           Statements of Operations and Comprehensive Loss -
           three months ended June 30, 2001 and 2000                         4

           Statements of Operations and Comprehensive Loss -
           six months ended June 30, 2001 and 2000                           5

           Statements of Cash Flows - six months ended
           June 30, 2001 and 2000                                            6

           Notes to Financial Statements                                     7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                13

Item 2.    Changes in Securities                                            13

Item 3.    Defaults Upon Senior Securities                                  13

Item 4.    Submission of Matters to a Vote of Security Holders              13

Item 5.    Other Information                                                13

Item 6.    Exhibits and Reports on Form 8-K                                 13


Signatures                                                                  14

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2001

ASSETS:
Cash and cash equivalents                                                            $      10,771
Notes receivable                                                                           275,963
Net investment in direct financing leases (Note 2)                                         256,600
Allowance for possible loan and lease losses (Note 3)                                      (46,706)
                                                                                     -------------
Notes receivable and direct financing leases, net                                          485,857
Due from affiliates                                                                        370,980
Receivable from parent under tax allocation agreement                                      898,999
Investments in:
      Limited partnerships                                                                  24,204
      Not readily marketable equity securities, at cost                                     68,523
      Available-for-sale equity securities, at fair value                                  101,768
Furniture and equipment, less accumulated depreciation of $149,508                          25,881
Deferred costs, less accumulated amortization of $565,796                                    2,590
Other receivables                                                                           39,577
Other assets                                                                                 5,108
                                                                                     -------------
TOTAL                                                                                $   2,034,258
                                                                                     =============

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT
LIABILITIES:
Trade accounts payable                                                               $      78,260
Due to affiliates                                                                           64,778
Accrued expenses                                                                            47,945
Dividends payable                                                                           69,425
Lease security deposits                                                                     13,428
Notes payable (Note 4)                                                                       8,030
Subordinated notes payable (Note 4)                                                      2,979,209
Subordinated debenture payable to parent (Note 4)                                        2,000,000
                                                                                     -------------
Total liabilities                                                                        5,261,075
                                                                                     -------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 6)                                    155,000
                                                                                     -------------

STOCKHOLDERS' DEFICIT:
Series A preferred stock, no par value-authorized 125,000 shares, issued and outstanding 125,000 shares ($1,750,000 liquidation
      value, convertible into 109,375 shares of Class A common stock) (Note 7)           1,621,422
Class A common stock, no par value-authorized 1,000,000 shares,
      issued and outstanding 453,154 shares                                                878,703
Common stock warrants                                                                        6,002
Accumulated deficit                                                                     (5,791,346)
Unrealized loss on available-for-sale securities, net of tax effect                        (96,598)
                                                                                     -------------
Total stockholders' deficit                                                             (3,381,817)
                                                                                     -------------
TOTAL                                                                                $   2,034,258
                                                                                     =============

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                              Three Months Ended June 30
                                                                 2001            2000
                                                              ---------        ---------
Revenues and gains (losses):
      Income from direct financing leases                     $   8,918        $  17,374
      Interest income                                            40,759          179,448
      Management, administrative, and acquisition
         fees from affiliates                                    93,870          126,612
      Other                                                      28,977           53,339
      Gain (loss) on early terminations                         (34,635)            (689)
                                                              ---------        ---------
Total revenues and gains (losses)                               137,889          376,084
                                                              ---------        ---------

Expenses:
      Employee compensation and benefits                         92,490           70,953
      Management fees to affiliates                              66,000           66,000
      Interest expense                                          132,491          126,717
      Provision for possible loan and lease losses              (15,585)          15,151
      Other expenses                                             88,091          136,040
                                                              ---------        ---------
Total expenses                                                  363,487          414,861
                                                              ---------        ---------

Loss before income taxes                                       (225,598)         (38,777)
Income tax (expense) benefit                                        (55)          14,794
                                                              ---------        ---------

Net loss                                                       (225,653)         (23,983)

Comprehensive income (loss):
      Unrealized gain (loss) on available-for-
          sale securities, net of tax                             3,461          (87,218)
                                                              ---------        ---------

Comprehensive loss                                            $(222,192)       $(111,201)
                                                              =========        =========

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                                 $(225,653)       $ (23,983)
     Dividends on convertible preferred stock  (Note 7)         (34,904)         (34,904)
                                                              ---------        ---------
     Net loss attributable to Class A stock                   $(260,557)       $ (58,887)
                                                              =========        =========

     Basic                                                    $    (.57)       $    (.13)
                                                              =========        =========
     Fully Diluted                                            $    (.57)       $    (.13)
                                                              =========        =========

Weighted average common shares outstanding                      453,154          453,154
                                                              =========        =========

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                   Six Months Ended June 30
                                                                   2001               2000
                                                               -----------         -----------
Revenues and gains (losses):
      Income from direct financing leases                      $    19,709         $    37,300
      Interest income                                              102,470             273,317
      Management, administrative, and acquisition
         fees from affiliates                                      195,010             334,152
      Other                                                         39,959              88,856
      Gain (loss) on early terminations                            (23,919)              4,034
      Realized loss on equity securities                          (572,478)                -0-
                                                               -----------         -----------
Total revenues and gains (losses)                                 (239,249)            737,659
                                                               -----------         -----------

Expenses:
      Employee compensation and benefits                           195,457             178,495
      Management fees to affiliates                                132,000             132,000
      Interest expense                                             264,373             256,240
      Provision for possible loan and lease losses                 794,437              24,556
      Other expenses                                               199,166             273,391
                                                               -----------         -----------
Total expenses                                                   1,585,433             864,682
                                                               -----------         -----------

Loss before income taxes                                        (1,824,682)           (127,023)
Income tax expense                                                    (839)            (45,652)
                                                               -----------         -----------

Net loss                                                        (1,825,521)            (81,371)

Comprehensive income (loss):
      Unrealized gain (loss) on available-for-
          sale securities, net of tax                                  349            (156,904)
                                                               -----------         -----------

Comprehensive loss                                             $(1,825,172)        $  (238,275)
                                                               ===========         ===========

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                                  $(1,825,521)        $   (81,371)
     Dividends on convertible preferred stock  (Note 7)            (69,425)            (69,808)
                                                               -----------         -----------
     Net loss attributable to Class A stock                    $(1,894,946)        $  (151,179)
                                                               ===========         ===========

     Basic                                                     $     (4.18)        $      (.33)
                                                               ===========         ===========
     Fully Diluted                                             $     (4.18)        $      (.33)
                                                               ===========         ===========

Weighted average common shares outstanding                         453,154             453,154
                                                               ===========         ===========

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             Six Months Ended June 30
                                                                             2001                2000
                                                                          -----------         -----------
OPERATING ACTIVITIES
Net loss                                                                  $(1,825,521)        $   (81,371)
Adjustments to reconcile to net cash from operating activities:
     Loss (gain) on early termination of leases and notes                      23,919              (4,034)
     Realized loss on equity securities                                       572,478                 -0-
     Dividend income received in form of common stock                             -0-                (660)
     Depreciation                                                              12,205              37,750
     Amortization                                                              58,455              63,389
     Provision for possible loan and lease losses                             794,437              24,556
Changes in operating assets and liabilities:
     Due from affiliates                                                       14,943             181,764
     Receivable from parent under tax allocation agreement                        -0-             (34,019)
     Other receivables                                                         54,156              18,997
     Other assets                                                                 701              (4,615)
     Trade accounts payable                                                    (4,910)            (44,471)
     Due to affiliates                                                         (3,228)             (5,073)
     Accrued expenses                                                         (38,225)           (118,144)
                                                                          -----------         -----------
Net cash from operating activities                                           (340,590)             34,069
                                                                          -----------         -----------

INVESTING ACTIVITIES
Purchases of equipment for direct financing leases                                -0-             (28,991)
Repayments of direct financing leases                                          98,944             283,061
Proceeds from sale or early termination of direct financing leases
     and notes receivable                                                     118,047              30,301
Repayments of notes receivable                                                115,030             240,971
Net lease security deposits paid                                              (30,723)            (12,362)
Purchases of furniture and equipment                                             (769)             (2,000)
                                                                          -----------         -----------
Net cash from investing activities                                            300,529             510,980
                                                                          -----------         -----------

FINANCING ACTIVITIES
Repayment of demand note payable to parent                                        -0-            (175,000)
Repayments of other borrowings                                                 (2,069)             (3,537)
Redemption of Class B stock                                                       -0-             (85,000)
Redemption of subordinated notes payable                                      (16,000)                -0-
Dividends paid on Series A preferred stock                                    (35,288)            (70,192)
                                                                          -----------         -----------
Net cash from financing activities                                            (53,357)           (333,729)
                                                                          -----------         -----------

Net increase (decrease) in cash and cash equivalents                          (93,418)            211,320
Cash and cash equivalents at beginning of period                              104,189             241,235
                                                                          -----------         -----------
Cash and cash equivalents at end of period                                $    10,771         $   452,555
                                                                          ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                             $   264,158         $   260,619
Amortization of Class B nonvoting convertible stock issuance costs                -0-               4,012
Change in unrealized loss on securities, net of tax effect                        349            (156,904)
Non-cash note conversion                                                          -0-           1,117,789

See accompanying notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

On June 26, 2001, the Company notified those investors who purchased the Series A subordinated 5-year notes, with a June, 2001 maturity date, that funds were not available to repay the principal amounts due. These investors were also informed of ongoing efforts by the Company's parent to obtain a financing plan which will enable the Company to repay the notes at a future date. Interest payments are currently being made on this debt while the Company's parent is exploring financing plans. A total of $2,035,000 Series A subordinated notes remain outstanding and are due at various times in the remainder of 2001. As of June 30, 2001, $665,000 of the Series A subordinated notes are in default. A total of $155,000 of Class B convertible stock remains outstanding at June 30, 2001. On June 25, 2001, the Company notified the holders of the Class B stock of its inability to redeem their shares. As of June 30, 2001, $150,000 of the Class B convertible stock was past due in accordance with its redemption terms. This group of investors was informed of the Company's search for financing and, if funds are available for redemption of their shares in the future, they will be redeemed in the order as provided for by the Articles of Incorporation.

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

2.  NET INVESTMENT IN DIRECT FINANCING LEASES
The Company's net investment in direct financing leases at June 30, 2001 consists of:

         Minimum lease payments receivable                     $     258,349
         Estimated unguaranteed residual values                       21,179
         Unamortized initial direct costs                              1,671
         Unearned income                                             (24,599)
                                                               -------------
         Net investment in direct financing leases             $     256,600
                                                               =============

3.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
The change in the allowance for possible loan and lease losses for the six months ended June 30, 2001 is as follows:

         Balance at December 31, 2000                          $     262,572
         Provision                                                   794,437
         Recoveries                                                  118,733
         Charge-offs                                              (1,129,036)
                                                               -------------
         Balance at June 30, 2001                              $      46,706
                                                               =============

The Company had a realized on loss on equity securities of $572,478 in the first quarter of 2001. On April 11, 2001, Actel Integrated Communications Inc. ("Actel") filed for Chapter 11 bankruptcy. The realized loss is to write-off the Company's carrying value of its 145,569 shares of preferred stock. In the first six months of 2001, the Company also had a provision for possible loan and lease losses of $794,437, primarily due to the write-off of its carrying value of notes receivable of Murdock Communications Corporation ("Murdock"). Murdock's primary asset was the preferred stock of Actel. In August, 2001, a recovery of $350,000 was received and credited to the provision.

4.  CREDIT ARRANGEMENTS
Notes payable at June 30, 2001 consists of:

    Installment loan with a bank, 10.5%, maturing in 2003          $      8,030
                                                                   ============

Subordinated debt at June 30, 2001 consists of the following:

    Uncollateralized subordinated debenture payable to
         Parent, floating interest rate, maturing in 2006          $  2,000,000
    Uncollateralized subordinated notes payable, 9.5%
         to 10%, maturing in 2001 and 2004                            2,979,209
                                                                   ------------
    Total subordinated debt                                        $  4,979,209
                                                                   ============

5.  COMMITMENTS AND CONTINGENCIES
The Company is the general partner in three limited partnerships, Telecommunications Income Fund IX, L.P. ("TIF IX"), Telecommunications Income Fund X, L.P. ("TIF X"), and Telecommunications Income Fund XI, L.P. ("TIF XI") collectively referred to as the "TIFS". The Company is contingently liable for all debts of TIF IX, X and XI as the general partner.

The Company guarantees amounts outstanding under a line-of-credit agreement with a bank of TIF XI. The line-of-credit allows TIF XI to borrow the lesser of $4,400,000 or 32% of its qualified accounts, as defined in the agreement. TIF XI's balance outstanding was $1,314,690 at June 30, 2001. The agreement matures on June 30, 2002, is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF XI. The Company's Parent and a principal stockholder of the Company's Parent also guarantee the note.

The Company is also a guarantor for a line-of-credit agreement with a bank of the Company's Parent. The line-of-credit is for $1,000,000, bears interest at 1.5% above the prime rate, and expires June 30, 2001. The balance on this line-of-credit was $550,000 at June 30, 2001.

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

6.  REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK
The Company's Redeemable Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B stock is convertible on a one-for-one basis up to a maximum of 20% of the Class A common stock of the Company after conversion. The stock is redeemable at $10 per share for a 30-day period after the tenth anniversary of the issuance date (April, 1990 to September, 1991) at the option of the holder. Shares which are not redeemed during that time are automatically converted to Class A common stock on a one-for-one basis. Class B nonvoting convertible stock at June 30, 2001 is summarized as follows:

    Class B nonvoting convertible stock (no par value-authorized 100,000 shares, issued and outstanding 15,500 shares) at
      redemption or liquidation value                              $   155,000
                                                                   ===========

7.  PREFERRED STOCK
Each share of the Series A preferred stock is entitled to cumulative annual dividends of 8% payable, if as and when declared by the Board of Directors, quarterly. Unpaid dividends will accumulate and be payable prior to the payment of dividends on the Company's Class A common stock. The preferred stock is redeemable at any time at the option of the Company, on not less than 30 days written notice to registered holders. The redemption price shall be $14.14 per share if redeemed in 2001 and $14.00 per share if redeemed thereafter, plus, in each case, accumulated unpaid dividends. Unless previously redeemed by the Company, the preferred stock holders are entitled at any time to convert each share into .875 shares of Class A common stock. The preferred stock is not entitled to vote on any matter except where the Iowa Corporation Act requires voting as a class, in which case each share of stock shall be entitled to one vote per share on those matters where the preferred stock is voting as a class. The preferred stock is entitled to a preference on liquidation equal to $14.00 per share, plus accumulated dividends. While the Company continues to accrue dividends, it has suspended payment of dividends on the preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Total revenues, excluding the realized loss on equity securities, decreased 55% in the first six months of 2001 compared to the same period in 2000, from $737,659 in 2000 to $333,229 in 2001. This decrease is primarily due to the decrease in net investment of direct financing leases and notes receivable, and the decrease in management, administrative, and acquisition fees from affiliates.

The Company receives management, administrative, and acquisition fees from the TIFS. This revenue totalled $195,010 for the first six months of 2001 compared to $334,152 for the same period a year ago. The Company receives a monthly administrative fee from each of the TIFS and for the first six months of 2001 was $6,000 for TIF IX, $45,000 for TIF X, and $78,000 for TIF XI. Currently, the Company receives a management fee equal to 2% of rental and note payments for TIF XI, which was $44,205 for the first six months of 2001 compared to $91,889 for the same period in 2000. TIF XI also pays the Company an equipment acquisition fee equal to 5% of the equipment cost for new leases and notes receivable, which amounted to $21,805 in the first six months of 2001, compared to $113,263 for the same period a year ago. The decrease in acquisition fee income is due to fewer leases originated in TIF XI.

The Company had a realized on loss on equity securities of $572,478 in the first quarter of 2001. On April 11, 2001, Actel Integrated Communications Inc. ("Actel") filed for Chapter 11 bankruptcy. The realized loss is to write-off the Company's carrying value of its 145,569 shares of preferred stock. In the first six months of 2001, the Company also had a provision for possible loan and lease losses of $794,437, primarily due to the write-off of its carrying value of notes receivable of Murdock Communications Corporation ("Murdock"). Murdock's primary asset was the preferred stock of Actel. In August, 2001, a recovery of $350,000 was received and credited to the provision.

As of June 30, 2001 one customer was over 90 days past due. When payments are past due more than 90 days, the Company discontinues recognizing income on those customer contracts. The total net investment on this contract was $4,114 at June 30, 2001. Management will continue to monitor any past due contracts and take the necessary steps to protect the Company's investment.

The Company's portfolio of leases and notes receivable are concentrated in home water treatment equipment, computer equipment, and telecommunications equipment, representing approximately 49%, 20%, and 10%, respectively, of the portfolio at June 30, 2001. Three customers account for approximately 74% of the Company's portfolio of net investment in direct financing leases at June 30, 2001.

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

The Company used cash in operating activities of $340,590 in the first six months of 2001. The Company's principal source of cash has been from repayments and sales of direct financing leases and notes receivable.

The Company has had recurring operating losses and has approximately $2,200,000 of notes payable and redeemable Class B stock maturing in 2001 and may not have adequate liquidity to repay such amounts. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans to sustain operations are discussed below.

On June 26, 2001, the Company notified those investors who purchased the Series A subordinated 5-year notes, with a June, 2001 maturity date, that funds were not available to repay the principal amounts due. These investors were also informed of ongoing efforts by the Company's parent to obtain a financing plan which will enable the Company to repay the notes at a future date. Interest payments are currently being made on this debt while the Company's parent is exploring financing plans. A total of $2,035,000 Series A subordinated notes remain outstanding and are due at various times in the remainder of 2001. As of June 30, 2001, $665,000 of the Series A subordinated notes are in default. A total of $155,000 of Class B convertible stock remains outstanding at June 30, 2001. On June 25, 2001, the Company notified the holders of the Class B stock of its inability to redeem their shares. As of June 30, 2001, $150,000 of the Class B convertible stock was past due in accordance with its redemption terms. This group of investors was informed of the Company's search for financing and, if funds are available for redemption of their shares in the future, they will be redeemed in the order as provided for by the Articles of Incorporation.

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

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          On June 26, 2001, the Company notified those investors who purchased the Series A subordinated 5-year notes, with a June, 2001 maturity date, that funds were not available to repay the principal amounts due. These investors were also informed of ongoing efforts by the Company's parent to obtain a financing plan which will enable the Company to repay the notes at a future date. Interest payments are currently being made on this debt while the Company's parent is exploring financing plans. A total of $2,035,000 Series A subordinated notes remain outstanding and are due at various times in the remainder of 2001. As of June 30, 2001, $665,000 of the Series A subordinated notes are in default.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          a. Exhibits - None
          b. A report on Form 8-K was filed on April 24, 2001, indicating the Company's asset impairments due to the Actel bankruptcy. These impairments are described in detail in this 10-QSB filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
                                  (Registrant)



Date:  August 13, 2001                  /s/ Ronald O. Brendengen
       ---------------                  ----------------------------------------
                                        Ronald O. Brendengen, Chief Financial
                                        Officer, Treasurer



Date:  August 13, 2001                  /s/ Daniel P. Wegmann
       ---------------                  ----------------------------------------
                                        Daniel P. Wegmann, Controller