Form 10QSB
period 2001-09-30
BERTHEL FISHER & CO LEASING INC
filed 2001-11-14
CIK 1002918

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                                 (319) 447-5700
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 453,154 shares of Class A common stock as of October 19, 2001

Transitional Small Business Disclosure Format (Check one): Yes     No   X
                                                               ---     ---

                     BERTHEL FISHER & COMPANY LEASING, INC.

                                      INDEX


                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

              Balance Sheet - September 30, 2001                              3

              Statements of Operations and Comprehensive Income (Loss) -
              three months ended September 30, 2001 and 2000                  4

              Statements of Operations and Comprehensive Loss -
              nine months ended September 30, 2001 and 2000                   5

              Statements of Cash Flows - nine months ended
              September 30, 2001 and 2000                                     6

              Notes to Financial Statements                                   7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11



PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                              13

Item 2.       Changes in Securities                                          13

Item 3.       Defaults Upon Senior Securities                                13

Item 4.       Submission of Matters to a Vote of Security Holders            13

Item 5.       Other Information                                              13

Item 6.       Exhibits and Reports on Form 8-K                               13


Signatures                                                                   14

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2001

ASSETS:
Cash and cash equivalents                                                        $    51,774
Notes receivable                                                                     217,125
Net investment in direct financing leases (Note 2)                                   197,002
Allowance for possible loan and lease losses (Note 3)                                (13,934)
                                                                                 -----------
Notes receivable and direct financing leases, net                                    400,193
Due from affiliates                                                                    6,625
Investments in:
      Limited partnerships                                                            22,748
      Not readily marketable equity securities, at cost                               68,523
      Available-for-sale equity securities, at fair value                            111,336
Furniture and equipment, less accumulated depreciation of $153,166                    22,223
Other receivables                                                                    117,399
Other assets                                                                           3,632
                                                                                 -----------
TOTAL                                                                            $   804,453
                                                                                 ===========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT
LIABILITIES:
Trade accounts payable                                                           $    76,115
Due to affiliates                                                                     21,926
Accrued expenses                                                                      28,686
Dividends payable                                                                    104,712
Lease security deposits                                                               10,675
Notes payable (Note 4)                                                                 6,960
Subordinated notes payable (Note 4)                                                2,979,470
Subordinated debenture payable to parent (Note 4)                                    617,146
                                                                                 -----------
Total liabilities                                                                  3,845,690
                                                                                 -----------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK (NOTE 6)                              155,000
                                                                                 -----------

STOCKHOLDERS' DEFICIT:
Series A preferred stock, no par value-authorized 125,000 shares, issued and outstanding 125,000 shares ($1,750,000 liquidation
      value, convertible into 109,375 shares of Class A common stock) (Note 7)     1,621,422
Class A common stock, no par value-authorized 1,000,000 shares,
      issued and outstanding 453,154 shares                                          878,703
Common stock warrants                                                                  6,002
Accumulated deficit                                                               (5,615,334)
Unrealized loss on available-for-sale securities, net of tax effect                  (87,030)
                                                                                 -----------
Total stockholders' deficit                                                       (3,196,237)
                                                                                 -----------
TOTAL                                                                            $   804,453
                                                                                 ===========

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                        Three Months Ended September 30
                                                              2001           2000
                                                            ---------      ---------
Revenues and gains:
      Income from direct financing leases                   $   4,360      $  14,818
      Interest income                                          29,273        108,813
      Management, administrative, and acquisition
         fees from affiliates                                  90,330        206,473
      Other                                                     8,552         35,912
      Gain on early terminations                                2,037         96,407
                                                            ---------      ---------
Total revenues and gains                                      134,552        462,423
                                                            ---------      ---------

Expenses:
      Employee compensation and benefits                       61,630         74,421
      Management fees to affiliates                            44,000         66,000
      Interest expense                                        110,491        127,105
      Provision for possible loan and lease losses           (347,401)        22,042
      Other expenses                                           54,302        129,980
                                                            ---------      ---------
Total expenses                                                (76,978)       419,548
                                                            ---------      ---------

Income before income taxes                                    211,530         42,875
Income tax expense                                                232        274,517
                                                            ---------      ---------

Net income (loss)                                             211,298       (231,642)

Comprehensive income (loss):
      Unrealized gain (loss) on available-for-
          sale securities, net of tax                           9,568       (116,875)
                                                            ---------      ---------

Comprehensive income (loss)                                 $ 220,866      $(348,517)
                                                            =========      =========

INCOME (LOSS) PER COMMON SHARE CALCULATION:
     Net income (loss)                                      $ 211,298      $(231,642)
     Dividends on convertible preferred stock  (Note 7)       (35,287)       (35,288)
                                                            ---------      ---------
     Net income (loss) attributable to Class A stock        $ 176,011      $(266,930)
                                                            =========      =========

     Basic                                                  $     .39      $    (.59)
                                                            =========      =========
     Fully Diluted                                          $     .39      $    (.59)
                                                            =========      =========

Weighted average common shares outstanding                    453,154        453,154
                                                            =========      =========

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                            STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                               Nine Months Ended September 30
                                                                  2001                2000
                                                               -----------         -----------
Revenues and gains (losses):
      Income from direct financing leases                      $    24,069         $    52,118
      Interest income                                              131,743             382,130
      Management, administrative, and acquisition
         fees from affiliates                                      285,340             540,625
      Other                                                         48,511             124,768
      Gain (loss) on early terminations                            (21,882)            100,441
      Realized loss on equity securities                          (572,478)                -0-
                                                               -----------         -----------
Total revenues and gains (losses)                                 (104,697)          1,200,082
                                                               -----------         -----------

Expenses:
      Employee compensation and benefits                           257,087             252,916
      Management fees to affiliates                                176,000             198,000
      Interest expense                                             374,864             383,345
      Provision for possible loan and lease losses                 447,036              46,598
      Other expenses                                               253,468             403,371
                                                               -----------         -----------
Total expenses                                                   1,508,455           1,284,230
                                                               -----------         -----------

Loss before income taxes                                        (1,613,152)            (84,148)
Income tax expense                                                   1,071             228,865
                                                               -----------         -----------

Net loss                                                        (1,614,223)           (313,013)

Comprehensive income (loss):
      Unrealized gain (loss) on available-for-
          sale securities, net of tax                                9,917            (273,779)
                                                               -----------         -----------

Comprehensive loss                                             $(1,604,306)        $  (586,792)
                                                               ===========         ===========

LOSS PER COMMON SHARE CALCULATION:
     Net loss                                                  $(1,614,223)        $  (313,013)
     Dividends on convertible preferred stock  (Note 7)           (104,712)           (105,096)
                                                               -----------         -----------
     Net loss attributable to Class A stock                    $(1,718,935)        $  (418,109)
                                                               ===========         ===========

     Basic                                                     $     (3.79)        $      (.92)
                                                               ===========         ===========
     Fully Diluted                                             $     (3.79)        $      (.92)
                                                               ===========         ===========

Weighted average common shares outstanding                         453,154             453,154
                                                               ===========         ===========

See accompanying notes.

                     BERTHEL FISHER & COMPANY LEASING, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Nine Months Ended September 30
                                                                               2001                2000
                                                                            -----------         -----------
OPERATING ACTIVITIES
Net loss                                                                    $(1,614,223)        $  (313,013)
Adjustments to reconcile to net cash from operating activities:
     Loss (gain) on early termination of leases and notes                        21,882            (100,441)
     Deferred income tax expense                                                    -0-             219,179
     Realized loss on equity securities                                         572,478                 -0-
     Dividend income received in form of common stock                               -0-              (1,046)
     Accretion of notes receivable                                                  -0-             (11,536)
     Depreciation                                                                15,863              48,660
     Amortization                                                                62,433              94,790
     Provision for possible loan and lease losses                               447,036              46,598
Changes in operating assets and liabilities:
     Due from affiliates                                                       (168,594)            168,081
     Other receivables                                                          (23,665)           (114,902)
     Other assets                                                                 2,177               9,153
     Trade accounts payable                                                      (7,058)            (33,734)
     Due to affiliates                                                           17,958             (49,338)
     Accrued expenses                                                           (57,484)            (79,327)
                                                                            -----------         -----------
Net cash from operating activities                                             (731,197)           (116,876)
                                                                            -----------         -----------

INVESTING ACTIVITIES
Purchases of equipment for direct financing leases                                  -0-             (28,991)
Repayments of direct financing leases                                           119,164             335,396
Proceeds from sale or early termination of direct financing leases
     and notes receivable                                                       485,753             185,981
Repayments of notes receivable                                                  162,536             377,798
Net lease security deposits paid                                                (33,476)            (44,243)
Purchases of furniture and equipment                                               (769)             (2,000)
                                                                            -----------         -----------
Net cash from investing activities                                              733,208             823,941
                                                                            -----------         -----------

FINANCING ACTIVITIES
Repayment of demand note payable to parent                                          -0-            (175,000)
Repayments of other borrowings                                                   (3,138)             (4,501)
Redemption of Class B stock                                                         -0-            (345,000)
Redemption of subordinated notes payable                                        (16,000)                -0-
Dividends paid on Series A preferred stock                                      (35,288)           (105,096)
                                                                            -----------         -----------
Net cash from financing activities                                              (54,426)           (629,597)
                                                                            -----------         -----------

Net increase (decrease) in cash and cash equivalents                            (52,415)             77,468
Cash and cash equivalents at beginning of period                                104,189             241,235
                                                                            -----------         -----------
Cash and cash equivalents at end of period                                  $    51,774         $   318,703
                                                                            ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                               $   374,649         $   387,724
Amortization of Class B nonvoting convertible stock issuance costs                  -0-               6,018
Change in unrealized loss on securities, net of tax effect                        9,917            (273,779)
Non-cash note conversion                                                            -0-           1,117,789
Non-cash offset of note receivables and payables with parent company          1,446,892                 -0-


See accompanying notes

                     BERTHEL FISHER & COMPANY LEASING, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

The Company has notified investors who purchased the Series A subordinated 5-year notes that funds were not available to repay the principal amounts due. These investors have also been informed of ongoing efforts by the Company's parent to obtain a financing plan enabling the Company to repay the notes at a future date. As a result of not paying the principal amounts on the notes, the Indenture Trustee has become involved. The Trustee's role is to protect the note holders and to act as their fiduciary with respect to the repayment of the notes. Interest payments are currently being made on this debt while the Company's parent is exploring financing plans. These interest payments are made by the Indenture Trustee, but are funded by the Company. A total of $2,035,000 Series A subordinated notes are due at various times in 2001. As of September 30, 2001, $1,993,000 of the Series A subordinated notes are in default. A total of $155,000 of Class B convertible stock remains outstanding at September 30, 2001. On June 25, 2001, the Company notified the holders of the Class B stock of its inability to redeem their shares. As of September 30, 2001, $155,000 of the Class B convertible stock was past due in accordance with its redemption terms. This group of investors was informed of the Company's search for financing and, if funds are available for redemption of their shares in the future, they will be redeemed in the order as provided for by the Articles of Incorporation.

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

The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as TIF XI. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. Sources for obtaining capital include the sale of existing assets owned by the Company, obtaining new capital from the Company's parent, and obtaining a line of credit agreement. The Company is currently exploring various means of refinancing the debt structure of its balance sheet. If the parent is successful in raising additional capital, the Company would likely reduce debt from the proceeds received. No assurance can be provided that the Company, or its parent, will be successful in their attempts to raise additional funds and restructure or reduce debt. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of assets cannot be found, interest rates increase, the Company's parent has no funds available to it, the Company is unable to secure a line of credit, or the Company fails to operate effectively.

2.  NET INVESTMENT IN DIRECT FINANCING LEASES
The Company's net investment in direct financing leases at September 30, 2001 consists of:

         Minimum lease payments receivable                     $     201,218
         Estimated unguaranteed residual values                        9,288
         Unamortized initial direct costs                              1,217
         Unearned income                                             (14,721)
                                                               -------------
         Net investment in direct financing leases             $     197,002
                                                               =============

3.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
The change in the allowance for possible loan and lease losses for the nine months ended September 30, 2001 is as follows:

         Balance at December 31, 2000                          $     262,572
         Provision                                                   447,036
         Recoveries                                                  478,134
         Charge-offs                                              (1,173,808)
                                                               -------------
         Balance at September 30, 2001                         $      13,934
                                                               =============

The Company had a realized loss on equity securities of $572,478 in the first quarter of 2001. On April 11, 2001, Actel Integrated Communications Inc. ("Actel") filed for Chapter 11 bankruptcy. The realized loss is to write-off the Company's carrying value of its 145,569 shares of preferred stock. In the first nine months of 2001, the Company also had a provision for possible loan and lease losses of $447,036, primarily due to the write-off of its carrying value of notes receivable of Murdock Communications Corporation ("Murdock"). Murdock's primary asset was the preferred stock of Actel. In August, 2001, a recovery of $350,000 was received and credited to the provision.

4.  CREDIT ARRANGEMENTS
Notes payable at September 30, 2001 consists of:

     Installment loan with a bank, 10.5%, maturing in 2003         $     6,960
                                                                   ===========

Subordinated debt at September 30, 2001 consists of the following:

     Uncollateralized subordinated debenture payable to
          Parent, floating interest rate, maturing in 2006         $   617,146
     Uncollateralized subordinated notes payable, 9.5%
          to 10%, $2,035,000 past due or maturing in 2001
          and $944,470 maturing in 2004                              2,979,470
                                                                   -----------
     Total subordinated debt                                       $ 3,596,616
                                                                   ===========

5.  COMMITMENTS AND CONTINGENCIES
The Company is the general partner in three limited partnerships, Telecommunications Income Fund IX, L.P. ("TIF IX"), Telecommunications Income Fund X, L.P. ("TIF X"), and Telecommunications Income Fund XI, L.P. ("TIF XI") collectively referred to as the "TIFS". The Company is contingently liable for all debts of TIF IX, X and XI as the general partner.

The Company guarantees amounts outstanding under a line-of-credit agreement with a bank of TIF XI. The line-of-credit allows TIF XI to borrow the lesser of $4,400,000 or 32% of its qualified accounts, as defined in the agreement. TIF XI's balance outstanding was $1,165,582 at September 30, 2001. The agreement matures on June 30, 2002, is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of TIF XI. The Company's Parent and a principal stockholder of the Company's Parent also guarantee the note.

The Company is also a guarantor for a line-of-credit agreement with a bank of the Company's Parent. The line-of-credit is for $1,000,000, bears interest at 1.5% above the prime rate, and expired June 30, 2001, and was subsequently extended until October 1, 2001. The balance on this line-of-credit was $450,000 at September 30, 2001.

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

6.  REDEEMABLE CLASS B NONVOTING CONVERTIBLE STOCK
The Company's Redeemable Class B nonvoting convertible stock carries a 12% noncumulative dividend limited to 25% of the Company's income before taxes each year, up to a maximum of $1.20 per share. The Class B stock is convertible on a one-for-one basis up to a maximum of 20% of the Class A common stock of the Company after conversion. The stock was redeemable at $10 per share for a 30-day period after the tenth anniversary of the issuance date (April, 1990 to September, 1991) at the option of the holder. All stockholders requested the redemption of their shares. Class B nonvoting convertible stock at September 30, 2001 is summarized as follows:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Total revenues, excluding the realized loss on equity securities, decreased 61% in the first nine months of 2001 compared to the same period in 2000, from $1,200,082 in 2000 to $467,781 in 2001. This decrease is primarily due to the decrease in net investment of direct financing leases and notes receivable, and the decrease in management, administrative, and acquisition fees from affiliates.

The Company receives management, administrative, and acquisition fees from the TIFS. This revenue totalled $285,340 for the first nine months of 2001 compared to $540,625 for the same period a year ago. The Company receives a monthly administrative fee from each of the TIFS and for the first nine months of 2001 was $9,000 for TIF IX, $67,500 for TIF X, and $117,000 for TIF XI. Currently, the Company receives a management fee equal to 2% of rental and note payments for TIF XI, which was $59,024 for the first nine months of 2001 compared to $105,650 for the same period in 2000. TIF XI also pays the Company an equipment acquisition fee equal to 5% of the equipment cost for new leases and notes receivable, which amounted to $32,816 in the first nine months of 2001, compared to $241,475 for the same period a year ago. The decrease in acquisition fee income is due to fewer leases originated in TIF XI.

The Company had a realized loss on equity securities of $572,478 in the first quarter of 2001. On April 11, 2001, Actel Integrated Communications Inc. ("Actel") filed for Chapter 11 bankruptcy. The realized loss is to write-off the Company's carrying value of its 145,569 shares of preferred stock. In the first nine months of 2001, the Company also had a provision for possible loan and lease losses of $447,036, primarily due to the write-off of its carrying value of notes receivable of Murdock Communications Corporation ("Murdock"). Murdock's primary asset was the preferred stock of Actel. In August, 2001, a recovery of $350,000 was received and credited to the provision.

As of September 30, 2001 two customers were over 90 days past due. When payments are past due more than 90 days, the Company discontinues recognizing income on those customer contracts. The total net investment on these contracts was $99,137 at September 30, 2001. Management believes its reserves are adequate relating to these customers and will continue to monitor any past due contracts and take the necessary steps to protect the Company's investment.

The Company's portfolio of leases and notes receivable are concentrated in home water treatment equipment, computer equipment, and telecommunications equipment, representing approximately 54%, 26%, and 13%, respectively, of the portfolio at September 30, 2001. Two customers account for approximately 78% of the Company's portfolio of net investment in direct financing leases at September 30, 2001. One of these customers is past due more than 90 days, as discussed above, has contracts totalling a net investment of $95,023, representing 51% of the Company's total net investment in direct financing leases as of September 30, 2001.

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

The Company used cash in operating activities of $731,197 in the first nine months of 2001. The Company's principal source of cash has been from repayments and sales of direct financing leases and notes receivable.

The Company has had recurring operating losses and has approximately $2,200,000 of notes payable and redeemable Class B stock maturing in 2001 and may not have adequate liquidity to repay such amounts. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans to sustain operations are discussed below.

The Company has notified investors who purchased the Series A subordinated 5-year notes that funds were not available to repay the principal amounts due. These investors have also been informed of ongoing efforts by the Company's parent to obtain a financing plan enabling the Company to repay the notes at a future date. As a result of not paying the principal amounts on the notes, the Indenture Trustee has become involved. The Trustee's role is to protect the note holders and to act as their fiduciary with respect to the repayment of the notes. Interest payments are currently being made on this debt while the Company's parent is exploring financing plans. These interest payments are made by the Indenture Trustee, but are funded by the Company. A total of $2,035,000 Series A subordinated notes are due at various times in 2001. As of September 30, 2001, $1,993,000 of the Series A subordinated notes are in default. A total of $155,000 of Class B convertible stock remains outstanding at September 30, 2001. On June 25, 2001, the Company notified the holders of the Class B stock of its inability to redeem their shares. As of September 30, 2001, $155,000 of the Class B convertible stock was past due in accordance with its redemption terms. This group of investors was informed of the Company's search for financing and, if funds are available for redemption of their shares in the future, they will be redeemed in the order as provided for by the Articles of Incorporation.

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

The business of the Company is dependent upon being able to continue originating leases, both for its own portfolio and for the portfolios of third party entities, such as TIF XI. If the Company cannot continue to originate leases, the Company will not be able to grow, either through the expansion of its portfolio of leases or by deriving revenue from originating and managing leases for other entities. The successful completion of the Company's business plan is dependent upon having sufficient funds available to enable the Company to continue to originate leases. Sources for obtaining capital include the sale of existing assets owned by the Company, obtaining new capital from the Company's parent, and obtaining a line of credit agreement. The Company is currently exploring various means of refinancing the debt structure of its balance sheet. If the parent is successful in raising additional capital, the Company would likely reduce debt from the proceeds received. No assurance can be provided that the Company, or its parent, will be successful in their attempts to raise additional funds and restructure or reduce debt. Such alternative capital may not be available depending upon a variety of factors, including without limitation the possibility that purchasers of assets cannot be found, interest rates increase, the Company's parent has no funds available to it, the Company is unable to secure a line of credit, or the Company fails to operate effectively.


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

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The Company has notified investors who purchased the Series A subordinated 5-year notes that funds were not available to repay the principal amounts due. These investors have also been informed of ongoing efforts by the Company's parent to obtain a financing plan enabling the Company to repay the notes at a future date. As a result of not paying the principal amounts on the notes, the Indenture Trustee has become involved. The Trustee's role is to protect the note holders and to act as their fiduciary with respect to the repayment of the notes. Interest payments are currently being made on this debt while the Company's parent is exploring financing plans. These interest payments are made by the Indenture Trustee, but are funded by the Company. A total of $2,035,000 Series A subordinated notes are due at various times in 2001. As of September 30, 2001, $1,993,000 of the Series A subordinated notes are in default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.  Exhibits - None
b. No reports on Form 8-K were filed during the quarter ending September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BERTHEL FISHER & COMPANY LEASING, INC.
                     --------------------------------------
                                  (Registrant)



Date:   November 2, 2001                  /s/ Ronald O. Brendengen
        ----------------                  --------------------------------------
                                          Ronald O. Brendengen, Chief Financial
                                          Officer, Treasurer



Date:   November 2, 2001                  /s/ Daniel P. Wegmann
        ----------------                  --------------------------------------
                                          Daniel P. Wegmann, Controller